Form 10-Q
period 1998-03-31
SIX FLAGS ENTERTAINMENT CORP
filed 1998-05-18
CIK 901508

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for Quarterly Period Ended March 31, 1998

                                                           OR

[ ] Transaction Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transaction period from _________ to
         _________

                      Commission File Number: 333-46897-01

                       Six Flags Entertainment Corporation
             (Exact name of Registrant as specified in its charter)

                Delaware                                  22-3136577
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                  11501 Northeast Expressway, Oklahoma City, Oklahoma 73131
                 (Address of principal executive offices, including zip code)

                                 (405) 475-2500
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

      At May 18, 1998, Six Flags Entertainment Corporation had outstanding 1,000 shares of Common Stock.

      The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                       SIX FLAGS ENTERTAINMENT CORPORATION
              QUARTERLY REPORT FOR THE QUARTER ENDED MARCH 29, 1998

                                      INDEX

PART I - FINANCIAL INFORMATION                                                         Page Number
                                                                                       ---- ------
Item 1 - Financial Statements:

Consolidated Statements of Operations (unaudited) for the three months ended
March 29, 1998 and March 30, 1997.............................................             2

Consolidated Balance Sheets as of March 29, 1998 (unaudited) and,
December 28, 1997.............................................................             3

Consolidated Statements of Cash Flows (unaudited) for the three months ended
March 29, 1998 and March 30, 1997.............................................             4

Notes to Consolidated Financial Statements (unaudited).........................            5
Management's Discussion and Analysis of Financial Condition
and Results of Operations......................................................            9

                       SIX FLAGS ENTERTAINMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

              Three Months Ended March 29, 1998 and March 30, 1997
             (Unaudited and In Thousands, except per share amounts) amounts)

                                                                March 29, 1998             March 30, 1997
                                                                --------------             --------------
Revenues:

  Operating services                                                 $15,147                    $22,811
  Sales of products                                                    8,472                     13,726
  Other                                                                  652                        387
                                                                     -------                    -------
                                                                      24,271                     36,924
                                                                     -------                    -------

Costs and expenses

  Operating, general and administrative                               93,893                     93,566
  Cost of products sold                                                3,558                      5,463
  Depreciation                                                        14,759                     14,190
  Amortization                                                         3,263                      6,735
  Interest                                                            21,902                     20,386
  Off-season expense deferral                                        (86,196)                   (84,773)
                                                                     -------                    -------
                                                                      51,179                     55,567
                                                                     -------                    -------

Loss before income taxes                                             (26,908)                   (18,643)
Income tax benefit                                                    10,173                      6,807
                                                                     -------                    -------

Net loss                                                             (16,735)                   (11,836)
                                                                     -------                    -------
                                                                     -------                    -------


Net loss per common share
  - Basic and diluted                                               (248,460)                   (190,540)

See Notes to Consolidated Financial Statements.

                       SIX FLAGS ENTERTAINMENT CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                  (In Thousands)

                                                               March 29, 1998           December 28, 1997
                                                               --------------           -----------------
ASSETS                                                          (Unaudited)
Current assets:
Cash and cash equivalents                                             $10,670                     $16,805
Receivables, net                                                        1,516                       3,258
Receivable from affiliates                                                ---                       4,000
Inventories, net                                                       22,765                      14,338
Maintenance supplies                                                    7,974                       8,051
Off-season expense deferral                                            86,196                         ---
Prepaid expenses and other current assets                              20,350                       3,848
                                                                      -------                      ------
Total current assets                                                  149,471                      50,300
                                                                      =======                      =======

Property and equipment, net                                           502,710                     492,137
Investment in co-venture parks, net                                   169,637                      78,370
Excess of cost over net assets acquired, net                          194,882                     196,928
Deferred financing costs, net                                          19,597                      20,171
Other assets                                                           40,556                      26,784
                                                                      -------                      ------
Total assets                                                       $1,076,853                    $864,690
                                                                   ----------                    --------
                                                                   ----------                    --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

Accounts payable                                                      $38,151                     $21,055
Accrued liabilities                                                    40,565                      43,390
Current maturities of long-term debt                                   26,130                      26,130
Short-term borrowings                                                 108,000                      30,503
                                                                      -------                      ------
Total current liabilities                                             212,846                     121,078
                                                                      -------                      ------

Long-term debt                                                        889,301                     753,369
Other long-term liabilities                                            13,358                      12,420
Minority Interest                                                         150                         150
Stockholders' equity:

Class A Convertible Preferred Stock                                        51                          51

Class B Convertible Preferred Stock                                        49                          49


 SIX FLAGS ENTERTAINMENT CORPORATION
                           CONSOLIDATED BALANCE SHEETS

               (In Thousands)

                                                               March 29, 1998           December 28, 1997
                                                               --------------           -----------------
ASSETS

Class A Common Stock                                                      ---                         ---

Class B Common Stock                                                      ---                         ---
Additional paid-in capital                                             40,275                      40,217
Accumulated deficit                                                   (76,602)                    (59,867)
Unearned compensation reserved stock awards                            (2,575)                     (2,777)
                                                                   ----------                    ---------
Total stockholders' (deficit)                                         (38,802)                     (22,327)
                                                                   ----------                    ---------
Total liabilities and stockholders' equity                         $1,076,853                    $864,690
                                                                   ----------                    ---------
                                                                   ----------                    ---------



                 See Notes to Consolidated Financial Statements.

                       SIX FLAGS ENTERTAINMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              Three Months Ended March 29, 1998 and March 30, 1997
                          (Unaudited and In Thousands)

                                                                   March 29, 1998                  March 30, 1997
                                                                   --------------                  --------------
Operating Activities:
Net loss                                                                $ (16,735)                       $(11,836)
Adjustments to reconcile net loss to net cash
 used in operating activities:

Depreciation and amortization                                              18,022                          20,925
Non cash interest expense                                                  12,959                          12,066
Undistributed loss of co-venture parks                                     32,698                          19,918
Off-season expense deferral                                               (86,196)                        (84,773)
Changes in current assets and liabilities:

  Receivables                                                               5,742                          (1,119)
  Inventories                                                              (8,427)                         (4,385)
  Maintenance supplies                                                         77                              98
  Prepaid expenses and other current assets                               (16,502)                        (10,533)
  Accounts payable and accrued liabilities                                 14,271                          17,120
Other, net                                                                     18                             (65)
                                                                       ----------                       ---------

  Net cash (used in) operating activities                                 (44,073)                          (42,584)
                                                                       ----------                       ---------
Investing Activities:

Investment in co-venture parks                                             (6,374)                         (5,240)
Purchase of property and equipment                                        (25,335)                        (16,886)
Receipt from sale of land and property                                        ---                           1,500
Purchase of convertible limited partnership units                        (117,984)                            ---
Prepayment of SFOT partnership obligations                                (13,866)                            ---
                                                                       ----------                       ---------
  Net cash (used in) investing activities                                (163,559)                        (20,626)
                                                                       ----------                       ---------
Financing Activities:

Proceeds from short-term borrowings                                           ---                           2,056
Net proceeds from revolving line of credit                                 67,000                          38,000
Proceeds from senior credit agreement                                     165,000                             ---
Repayment of other debt                                                   (30,503)                            ---
                                                                       ----------                       ---------
  Net cash (used in) financing activities                                 201,497                          40,056
                                                                       ----------                       ---------

Decrease in cash and cash equivalents                                      (6,135)                        (23,154)
Cash and cash equivalents at beginning of period                           16,805                          45,587
                                                                       ----------                       ---------
Cash and cash equivalents at end of period                                $10,670                         $22,433
                                                                       ----------                       ---------
                                                                       ----------                       ---------




                 See Notes to Consolidated Financial Statements

                       SIX FLAGS ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Six Flags Entertainment Corporation ("SFEC," and together with its subsidiaries, the "Company"), a Delaware corporation, owns 100% of the common Stock of S.F. Holdings, Inc. ("Holdings") which owns 100% of the Common Stock of Six Flags Theme Parks Inc. ("Six Flags").

         Prior to April 1, 1998, Six Flags operated twelve "Six Flags" branded theme parks in eight locations throughout the United States. Nine of the theme parks, Six Flags Great Adventure and Wild Safari Animal Park (New York- Philadelphia), Six Flags Great America (Chicago-Milwaukee), Six Flags Magic Mountain and Six Flags Hurricane Harbor (Los Angeles) (collectively, "Six Flags California"), Six Flags AstroWorld and Six Flags Waterworld (Houston) (collectively "Six Flags Houston"), Six Flags St. Louis (St. Louis) and Six Flags Hurricane Harbor (Dallas-Ft. Worth), are owned directly by Six Flags. Six Flags Fiesta Texas located in San Antonio, Texas is leased by a limited partnership of which a subsidiary of Six Flags is a general partner and manages the park. Two parks --Six Flags Over Texas (Dallas-Ft. Worth) and Six Flags Over Georgia (Atlanta) --are operated by Six Flags pursuant to partnership agreements (the "Co-Venture Parks"). Six Flags Over Texas is owned by a limited partnership ("Texas Flags") of which the managing general partner is a wholly-owned subsidiary of Six Flags. Six Flags Over Georgia is owned by a limited partnership of which the managing general partner is SFOG II, Inc., a Delaware Corporation which is a wholly-owned subsidiary of SFEC ("SFOG II"). Six Flags has entered into new partnership agreements for the management of Six Flags Over Georgia and Six Flags Over Texas through 2026 and 2027, respectively. See the Investment in Co-venture Parks footnote for a description of these new agreements. On April 1, 1998, Premier
Parks Inc. ("Premier") purchased all of the capital stock of SFEC. At that time, Six Flags interests in the Co-Venture Parks were transferred to an affiliate. See "Subsequent Events."

         The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the period ended December 29, 1997 included in SFEC's Registration Statement on
Form S-3 (Reg No. 333-46897).

         The accompanying consolidated financial statements have not been audited; however, in the opinion of management, all adjustments, which consist of normal recurring accruals necessary for a fair presentation of the results of such interim periods, are included. The results of operations for the interim periods are not indicative of results for an entire year. The operations of the Company are highly seasonal, with the bulk of the operating season occurring during the period from Memorial Day though Labor Day. Most of the Company's revenues are collected in the second and third quarters of the year.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of "comprehensive income" and its components in a set of financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company currently does not have any components of comprehensive income that are not included in net income.

         Also in June 1997, Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued. SFAS No. 131 is effective for periods beginning after December 15, 1997. SFAS No. 131 requires that a public entity report financial and descriptive information about its reportable segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company will adopt SFAS No. 131 in 1998. However, such adoption is not expected to impact the Company's financial disclosures because the Company's current operations are limited to one reportable operating segment under SFAS No. 131's definitions.

         In January 1997, the Securities and Exchange Commission issued Release No. 33-7386, which requires enhanced descriptions of accounting policies for derivative financial instruments and derivative commodity instruments in the footnotes to financial statements. The release also requires certain quantitative and qualitative disclosure outside financial statements about market risks inherent in market risk sensitive instruments and other financial instruments. The requirements regarding accounting policy descriptions were effective for any fiscal period ending after June 15, 1997. However, because derivative financial and commodity instruments have not materially affected the Company's consolidated financial position, cash flows or results of operations, this part of the release does not affect the Company's first quarter 1998 financial statement disclosures.

                       SIX FLAGS ENTERTAINMENT CORPORATION

ACCOUNTING AND FINANCIAL REPORTING POLICIES

Revenues and Expenses

         Operating services revenue consists primarily of theme park admissions and parking, corporate sponsorships and other in-park services. Sales of products consist primarily of revenues from the in- park sales of food and beverages, merchandise and games of skill. Operating expenses consist of theme park employee compensation and benefits and advertising media and production. Park maintenance materials and services, utilities, operating supplies, insurance and other operating service costs account for the remainder. Cost of products sold consists of the cost of food and beverages, gifts and souvenirs and games of skill prizes sold.

OFF-SEASON EXPENSES

         Theme park operations are highly seasonal with substantially all revenues being generated in the second and third quarters. Such revenues are recognized when earned, while cost of products sold, general and administrative expenses, interest on debt and income taxes are recognized when incurred. All other interim period costs related to park operations are considered off-season expenses and are charged to interim periods based upon estimated annual revenues. No costs are deferred at the end of a fiscal year.

ACCUMULATED DEPRECIATION AND AMORTIZATION

         At March 29, 1998 and December 28, 1997 accumulated depreciation on property and equipment amounted to $287.9 million and $276.1 million, respectively.

         At March 29, 1998 and December 28, 1997 accumulated amortization of excess cost over net assets acquired amounted to $49.8 million and $47.7 million.

NET LOSS PER SHARE

         The calculation of Net Loss per share includes dividend accruals of $8.1 million and $7.2 million on the Class A Convertible Preferred Stock for the first quarter of 1998 and the first quarter of 1997, respectively.

INVESTMENT IN CO-VENTURE PARKS

         Changes in the investment in co-venture parks during the first three months of 1998 and 1997 are as follows (in thousands):

                                                                   1998                1997
                                                                   ----                ----
Balance at beginning of period                                     $78,370            $19,135
Capital additions made by the co-venture parks                       6,374              3,618
Operations and financing activities                                (32,698)           (18,296)
Amortization                                                          (393)            (3,858)
                                                                   --------           --------
                                                                   $51,653               $599

Purchase of SFOT limited partnership units
Balance at end of period                                           117,984                ---
                                                                  --------           --------
                                                                  $169,637               $599
                                                                  ========           ========


                       SIX FLAGS ENTERTAINMENT CORPORATION

SIX FLAGS OVER GEORGIA

         On March 18, 1997, Six Flags, SFEC, Time Warner Inc and Time Warner Entertainment Company L.P. ("TWE") completed arrangements pursuant to which SFOG II will manage the Six Flags Over Georgia Park through 2026. Under the agreements governing the new arrangements (the "Georgia Agreements"), the Six Flags Over Georgia Park is owned by a newly formed limited partnership ("Six Flags Over Georgia II") of which SFOG II is the managing general partner.

         The key elements of the new arrangements are as follows: (i) the limited partner (which is not affiliated with Six Flags) will receive minimum annual distributions of $18.5 million in 1997, increasing each year thereafter in proportion to increases in the cost of living; thereafter, SFOG II will be entitled to receive from available cash (after provision for reasonable reserves and after minimum capital expenditures, calculated during rolling five-year periods based generally on approximately 6% of prior year revenues) a management fee equal to 3% of the prior year's gross revenues; and, thereafter, any additional available cash will be distributed 95% to SFOG II and 5% to the limited partner; (ii) in the second quarter of 1997, a subsidiary of Six Flags (the "Six Flags-SFOG Subsidiary") and a subsidiary of SFEC (the "SFEC-SFOG Subsidiary") made a tender offer for partnership interests ("SFOG LP Units") in Six Flags Fund, Ltd. (L.P.), which owns 99% of the limited partner of Six Flags Over Georgia II, that valued the Six Flags Over Georgia Park at $250 million or 8 times 1997 EBITDA of the Six Flags Over Georgia Park (the "SFOG Tender Offer Price"); (iii) commencing in 1998, and on an annual basis thereafter, the Six Flags-SFOG Subsidiary and the SFEC-SFOG Subsidiary will offer to purchase additional SFOG LP Units at a price based on the greater of the SFOG Tender Offer Price or the EBITDA of the Six Flags Over Georgia Park for the prior four years (provided that no more than $50 million of such SFOG LP Units will be acquired by the Six Flags-SFOG Subsidiary); and (iv) in 2026, Six Flags and its affiliates will have the option to acquire the Six Flags Over Georgia Park at a price based on the SFOG Tender Offer Price, increased in proportion to the increase in the cost of living between December 1996 and December 2026. SFEC, Six Flags and TWE have guaranteed certain of the obligations (including the minimum annual distributions noted in (i) above) of SFOG II and Six Flags Over Georgia II under the Georgia Agreements, and in consideration therefor, SFOG II has agreed to assign to Six Flags at least 90% of the cash distributions it receives from time to time from Six Flags Over Georgia II. Through March 29, 1998, Six Flags continued to account for the Six Flags Over Georgia Park as a co-venture and included the revenues and expenses of Six Flags Over Georgia II partnership (excluding partnership depreciation) in Six Flags' consolidated financial statements and deducted as expenses the net amounts distributed to the limited partners. As a result of entering into the Georgia Agreements, Six Flags expects a reduction in net income and net cash flow allocation from Six Flags Over Georgia II as compared to years prior to 1997.

         On May 6, 1997, in connection with the closing of the tender offer described above, the Six Flags- SFOG Subsidiary and the SFEC-SFOG Subsidiary purchased approximately 17% and 8%, respectively, of SFOG LP Units for approximately $42.4 million and $20.3 million, respectively. The purchase of SFOG LP Units entitles each such purchaser the right to receive minimum annual distributions and any residual distributions (5% of available cash after the minimum annual distributions and management fee distributions) in proportion to the percentage amounts purchased. The purchase of SFOG LP Units by the Six Flags-SFOG Subsidiary was financed through a drawdown on the Company's secured revolving line of credit available for acquisitions under its then credit agreement. During the first quarter of 1998, the Company commenced its annual unit purchase offer for SFOG LP Units, pursuant to which it will purchase an immaterial number of units in the second quarter.

SIX FLAGS OVER TEXAS

         On November 24, 1997, Six Flags, SFEC, Time Warner and TWE completed arrangements pursuant to which Six Flags Over Texas, Inc., a wholly-owned subsidiary of Six Flags ("SFOT"), will manage the Six Flags Over Texas Park through 2027. Under the agreements governing the new arrangements (the "Texas Agreements"), the Six Flags Over Texas Park will continue to be owned by Texas Flags Ltd., a limited partnership ("Six Flags Over Texas") of which SFOT is the managing general partner.



                                       10
d

                       SIX FLAGS ENTERTAINMENT CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

         The key elements of the new arrangements are as follows: (i) the limited partner (which is not affiliated with Six Flags) will receive minimum annual distributions of $27.7 million in 1998, increasing each year thereafter in proportion to increase in the cost of living; thereafter, SFOT II will be entitled to receive from available cash (after provision for reasonable reserves and after minimum capital expenditures, calculated during rolling five-year periods based generally on of approximately 6% of prior year revenues) a management fee equal to 3% of the prior year's gross revenue; and, thereafter, any additional available cash will be distributed 92.5% to SFOT and 7.5% to the limited partner; (ii) in the first quarter of 1998, a subsidiary of Six Flags (the "Six Flags-SFOT Subsidiary") and a subsidiary of SFEC (the SFEC-SFOT Subsidiary) made a tender offer for partnership interests ("SFOT LP Units") in Six Flags Over Texas, Ltd., which owns 99% of the limited partner of Six Flags Over Texas, that valued the Six Flags Over Texas Park at $375 million or 8.5 times 1998 EBITDA of the Six Flags Over Texas Park (the "SFOT
Tender Offer Price"); (iii) commencing in 1999, and on an annual basis thereafter, the Six Flags-SFOT Subsidiary will offer to purchase additional SFOT LP Units at a price based on the EBITDA of the Six Flags Over Texas Park for the prior four years; and (iv) in 2027, Six Flags and its affiliates will have the option to acquire the Six Flags Over Texas Park at a price based on the SFOT Tender Offer Price, increased in proportion to the increase in the cost of living between December 1997 and December 2027. SFEC, Six Flags and TWE have guaranteed certain of the obligations (including the minimum annual distributions noted in (i) above) of SFOT under the Texas Agreements.
Through March 29, 1998, Six Flags continued to account for the Six Flags Over Texas Park as a co-venture and to include revenues and expenses of Six Flags Over Texas partnership (excluding partnership depreciation) in Six Flags' consolidated financial statements and deduct as expenses the net amounts distributed to the limited partners. As a result of entering into the Texas Agreements, Six Flags expects a reduction in net income and net cash flow allocation from Texas Flags as compared to years prior to 1998. During the first quarter of 1998, the Company purchased in the tender offer approximately 33% of the Texas units for approximately $117.9 million.

SUBSEQUENT EVENTS

         On April 1, 1998, Premier Parks Inc. ("Premier") acquired all of the outstanding capital stock of SFEC pursuant to an Agreement and Plan of Merger dated as of February 9, 1998 (the "Acquisition"). Premier acquired by merger all of the capital stock of SFEC from TWE and Boston Ventures Management, Inc. for approximately $1.9 billion, including the assumption or refinancing of approximately $1.0 billion of SFEC debt (including approximately $285 million in aggregate principal amount at maturity of the Six Flags 12 1/4% Series A Senior Subordinated Discount Notes due 2005 (the "SFTP Notes") and approximarely $161.1 accreted value at December 29, 1997 of SFEC notes (the "Old SFEC Notes")). Premier funded the Acquisition with the proceeds of concurrent public offerings and bank facilities (including a new $472 million credit facility of Six Flags (the "Six Flags Credit Facility") and $170.0 million of 8-7/8% Senior Notes due 2006 of SFEC (the "SFEC Notes")). The proceds of the SFEC Notes, together with other cash, was deposited in escrow to provide for the repayment in full at or prior to maturity in 1999 of the Old SFEC Notes. Pursuant to the Acquisition, SFEC and Six Flags transferred, for 46.0 million in cash and assumption of debt, to Premier all of their interests in the limited partnerships that own Six Flags Over Georgia and Six Flags Over Texas. Also in connection with the Acquisition, the companies entered into a long-term licensing agreement that gives Premier the exclusive theme park rights in the U.S. and Canada (excluding the Las Vegas, Nevada Metropolitan area) of all Warner Bros. and DC Comics animated cartoon and comic book characters. These financial statements do not reflect any adjustments relating to the consummation of these transactions.

         Borrowings under the Six Flags Credit Facility, which was entered into on April 1, 1998, was secured by substantially all of the assets of Six Flags and its subsidiaries and by a pledge by SF Holdings of the stock of Six Flags and was guaranteed by SFEC, Six Flags, SF Holdings and Six Flags subsidiaries. The Six Flags Credit Facility has an aggregate availability of $472.0 million consisting of (i) up to $100.0 million under a Revolving Credit Facility to refinance existing outstanding Six Flags bank indebtedness and for working capital and other general corporate purposes; and (ii) up to $372.0 million under a term loan facility (the "Term Loan Facility") used to refinance existing outstanding Six

Flags bank indebtedness and fund acquisitions and make capital improvements. Approximately $710.0 million was borrowed under the Six Flag Credit Facility in connection with the Acquisition. The proceeds of these borrowings and other funds were used to repay in full all Company bank indebtedness at April 1, 1998. Interest rates per annum under the Six Flags Credit Facility are equal to either (a) a base rate equal to the higher of the Federal Funds Rate plus 1/2% or the prime rate of Citibank, N.A., in each case, plus the Applicable Margin (as defined therein) or (b) the London Interbank Offered Rate plus the Applicable Margin. The Revolving Credit Facility will terminate five years from the closing of the Six Flags Acquisition. Borrowings under the Term Loan Facility will mature on November 30, 2004. However, for the Term Loan Facility, aggregate principal payments and reductions of $1.0 million will be required during each of the first, second, third and fourth years; aggregate principal payments of $25.0 million and $40.0 million are required in years five and six, respectively, and $303.0 million at maturity.

                      SIX FLAGS ENTERTAINMENT CORPORATION

         The Six Flags Credit Facility contains restrictive covenants that, among other things, limit the ability of Six Flags and its subsidiaries to dispose of assets; engage in mergers and consolidations; engage in certain transactions with subsidiaries and affiliates; incur, guarantee or grant liens with respect to additional indebtedness; pay dividends except that (subject to covenant compliance) dividends are permitted to allow SFEC to meet cash pay interest obligations with respect to the SFEC Notes; repurchase stock; make investments (including loans and advances) or capital expenditures; and engage in sale-leaseback transactions. The Six Flags Credit Facility also limits the ability of SFEC to grant liens. In addition, the Six Flags Credit Facility requires Six Flags to comply with certain specified financial ratios and tests.


          The following results reflect the pro forma effects for the relevants first-quarter periods of the transfer and sale of the interests of the Company in the Co-Venture Parks as if the transactions had occured prior to December 30, 1996 (the first day of SFEC's 1997 fiscal year):

                                               1998          1997
                                               ----          ----
       Revenues                              $ 17,121       25,274
       Costs and expenses                      41,789       38,254
                                             --------      -------
       Loss before incomne taxes              (24,668)     (12,980)
       Income tax benefit                       9,255        4,486
          Net loss                             15,413        8,494
                                             --------      -------
                                             --------      -------

                       SIX FLAGS ENTERTAINMENT CORPORATION

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


General

         Prior to the Acquisition, the Company, through two subsidiaries, was the general partner in partnerships the Co-Venture Parks. For the historical periods presented, the Company accounted for the Co-Venture Parks as co-ventures, i.e., their revenues and expenses (excluding partnership depreciation) were included in the Company's consolidated statements of operations and the net amounts distributed to the limited partners were deducted as expenses. Except for the limited partnership units in the parks owned by Six Flags at March 29, 1998, the Company had no rights or title to the Co-Venture Parks' assets or to the proceeds from any sale of the Co-Venture Parks' assets or liabilities during the periods presented. Accordingly, the Company's historical consolidated balance sheets did not directly include any of the Co-Venture Parks' assets. The investment in the Co-Venture Parks included in the Company's historical consolidated balance sheets represented (i) Six Flags' interest in the estimated future cash flows from the operations of the Co-Venture Parks, which was amortized over the life of the original partnership agreements, and (ii) the cost of limited partnership units purchased pursuant to the tender offer relating to the parks.

         In connection with the Acquisition, the Company transferred its interests in the Co-Venture Parks to Premier for cash and assumption of debt. Accordingly, cash flows from these parks will not be available to service the debt of the Company (including the SFEC Notes and borrowings under the Six Flags Credit Facility) and the Company will have no interest in the revenues or cash flows of the Co-Venture Parks. The discussion below includes the results of the Co-Venture Parks which were transferred to Premier as part of the Acquisition.

The Three Months Ended March 29, 1998 Compared to the
Three Months Ended March 30, 1997

         Revenues. Revenues for the first quarter of 1998 decreased $7.7 million or 31.6% compared to the first quarter of 1996. The revenue decrease reflects (i) the effects of a strategic decision by prior management to deemphasize season passes and promotional offers, which account for a substantial portion of first quarter attendance, (ii) a planned reduction in operating days in the 1998 period, as compared to the prior-year period and
(iii) inclement weather experienced by certain of the parks open during the 1998 quarter.

         Operating, General and Administrative. Operating, general and administrative expenses increased by $0.3 million or less than 1.0% for the first quarter of 1998 compared to the first quarter of 1997. The slight increase was attributed to higher compensation and maintenance expenses, offset by lower insurance and advertising expense.

         Cost of Products Sold. Cost of products sold decreased $1.9 million or 34.9% for the first quarter of 1998 compared to the first quarter of 1997. The decrease in cost of products sold resulted primarily from lower volume.

         Interest. Interest expense increased $1.5 million due primarily to an increase in the average outstanding debt level.

         Off-Season Expense. The great majority of the Company's revenues are generated in the second and third quarters. Revenues are recognized when earned and cost of products sold, corporate general and administrative expense, interest expense, minority interest expense and income taxes, are recognized when incurred. All other costs related to park operations are considered off-season expenses. The estimated annual total of such off-season expenses are charged to an interim period in an amount proportioned to the percentage of estimated annual revenues recognized in each such period.

         Income Tax Expense. The relationship between income before taxes and income tax expense is principally affected by the amortization of the excess of cost over net assets acquired, which is nondeductible for income tax purposes.

Liquidity and Capital Resources

         The operations of the Company are highly seasonal, with the majority of the operating season occurring between Memorial Day and Labor Day. Most of the Company's revenues are collected in the second and third quarters of each year while most expenditures for capital improvements and major maintenance are incurred when the parks are closed or operate only on weekends during the first and fourth quarters of each year.

         During the first quarter 1998, the Company used $44.1 million in net operating cash. Net cash used in investing activities aggregated approximately $163.6 million, $117.9 million of which represented amounts expended to purchase units in the Texas Co-Venture Partnership, with most of the balance consisting of capital expenditures. Net cash used in financing activities for the period aggregated borrowings under revolving lines of credit, partially offset by payments on term loans.

In March 1998, Six Flags completed a tender offer pursuant to which it purchased approximately 33% of the outstanding limited partnership units in Six Flags Over Texas, for an aggregate price of $117.9 million, which was financed by borrowings which were repaid in connection with the Acquisition. SFEC and SFTP have guaranteed certain obligations relating to the Co-Venture Parks.

         The SFTP Notes (accreted value of $278.1 million at March 29, 1998) require interest payments of approximately $34.9 million per annum, payable semi-annually commencing December 15, 1998, and, except in certain circumstances, no principal payments are due thereon until their maturity date, June 15, 2005. The SFEC Notes require annual interest payments of approximately $15.1 million and, except in the event of a change of control of the Company and certain other circumstances, do not require any principal payments prior to their maturity in 2006. Term loan borrowings under the Six Flags Credit Facility will mature on November 30, 2004 (with principal payments of $1.0 million in each of 1998--2001, $25.0 million in 2002, $40.0 million in 2003 and $303.0 million at maturity). Revolving credit borrowings under this facility (up to $100.0 million) mature on the fifth anniversary of the Acquisition.


         By reason of the Acquisition, on April 30, 1998, Six Flags was required to offer to repurchase the SFTP Notes at a price equal to 101% of their accreted amount (approximately $287.9 million at June 15, 1998). On April 30, 1998, the last reported sales price of these Notes was substantially in excess of their accreted amount. The Company has not entered into any standby arrangement to finance the purchase of such notes in the event that it were to become necessary.

         The Company's liquidity could be adversely affected by unfavorable weather, accidents or the occurrence of an event or condition, including negative publicity or significant local competitive events that significantly reduces paid attendance and, therefore, revenue at any of its parks.

         The Company's ability to make scheduled payments on, or to refinance, its indebtedness, or to fund planned capital expenditures, will depend on its performance, which, to a certain extent, is subject to general economic, financial, weather, competitive and other factors that are beyond its control. Management believes that, based on current and anticipated operating results, cash flow from operations, available cash and available borrowings under the Six Flags Credit Facility will be adequate to meet the Company's' future liquidity needs, including anticipated requirements for working capital, capital expenditures and scheduled debt payments, for at least the next several years. However, the Company may need to refinance all or a portion of its existing debt on or prior to maturity or to obtain additional financing. There can be no assurance that the Company's business will generate sufficient cash flow from operations or that future borrowings will be available under the Six Flags Credit Facility in an amount sufficient to enable the Company to service its indebtedness or to fund its other liquidity needs. In addition, there can be no assurance that the Company will be able to effect any such refinancing on commercially reasonable terms or at all.

Impact of Year 2000 Issue

         An issue exists for all companies that rely on computers as the year 2000 approaches. The "Year 2000" problem is the result of past practices in the computer industry of using two digits rather than four to identify the applicable year. This practice will result in incorrect results when computers perform arithmetic operations, comparisons or data field sorting involving years later than 1999. Six Flags has completed plans to ensure year 2000 compliance and started conversions of applications beginning in 1996. These modifications and replacements are expected to be completed by January 1999. Costs in connection with any such modifications are not expected to be material.

Item 3

            Omitted pursuant to General Instruction H(2)(c) of Form 10-Q.

PART II -- OTHER INFORMATION

Item 1
------------

          Not applicable

Item 2-4

          Omitted pursuant to General Instruction H(2)(b) of Form 10-Q

Item 5

          Not applicable


Item 6 Exhibits and Reports on Form 8-K.
-----
          (a)    Exhibits
                 --------
                 27.   Financial Data Schedule

          (b)    Reports on Form 8-K
                 -------------------
                 None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 18, 1998

                                              SIX FLAGS ENTERAINMENT CORPORATION
                                           -------------------------------------
                                                       (Registrant)

                                                    /s/ Kieran E. Burke
                                           -------------------------------------
                                            Chairman and Chief Executive Officer

                                                  /s/ James F. Dannhauser
                                           -------------------------------------
                                                  Chief Financial Officer