Form 10-Q/A
period 1998-03-31
SIX FLAGS ENTERTAINMENT CORP
filed 1998-05-22
CIK 901508

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                               FORM 10-Q/A NO. 1


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
                                                                                       ---- ------

Item 1 - Financial Statements:

Consolidated Statements of Operations (unaudited) for the three months ended
March 29, 1998 and March 30, 1997.............................................             3

Consolidated Balance Sheets as of March 29, 1998 (unaudited) and
December 28, 1997.............................................................             4

Consolidated Statements of Cash Flows (unaudited) for the three months ended
March 29, 1998 and March 30, 1997.............................................             6

Notes to Consolidated Financial Statements (unaudited).........................            7

Management's Discussion and Analysis of Financial Condition
and Results of Operations......................................................            14


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


Net loss per common share
    Basic and diluted                                               (248,460)                   (190,540)


See Notes to Consolidated Financial Statements.

                       SIX FLAGS ENTERTAINMENT CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                  (In Thousands)

                                                               March 29, 1998           December 28, 1997
                                                               --------------           -----------------
ASSETS                                                          (Unaudited)

Current assets:
Cash and cash equivalents                                             $10,670                     $16,805
Receivables, net                                                        1,516                       3,258
Receivable from affiliate                                                 ---                       4,000
Inventories, net                                                       22,765                      14,338
Maintenance supplies                                                    7,974                       8,051
Off-season expense deferral                                            86,196                         ---
Prepaid expenses and other current assets                              20,350                       3,848
                                                                      -------                      ------
Total current assets                                                  149,471                      50,300
                                                                      =======                      =======

Property and equipment, net                                           502,710                     492,137
Investment in co-venture parks, net                                   169,637                      78,370
Excess of cost over net assets acquired, net                          194,882                     196,928
Deferred financing costs, net                                          19,597                      20,171
Other assets                                                           40,556                      26,784
                                                                      -------                      ------
Total assets                                                       $1,076,853                    $864,690
                                                                   ----------                    --------
                                                                   ----------                    --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

Accounts payable                                                      $38,151                     $21,055
Accrued liabilities                                                    40,565                      43,390
Current maturities of long-term debt                                   26,130                      26,130
Short-term borrowings                                                 108,000                      30,503
                                                                      -------                      ------
Total current liabilities                                             212,846                     121,078
                                                                      -------                      ------

Long-term debt                                                        889,301                     753,369
Other long-term liabilities                                            13,358                      12,420
Minority Interest                                                         150                         150

Stockholders' equity:

Class A Convertible Preferred Stock                                        51                          51

Class B Convertible Preferred Stock                                        49                          49



 SIX FLAGS ENTERTAINMENT CORPORATION
                           CONSOLIDATED BALANCE SHEETS

               (In Thousands)


                                                               March 29, 1998           December 28, 1997
                                                               --------------           -----------------
                                                                (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Class A Common Stock                                                      ---                         ---

Class B Common Stock                                                      ---                         ---
Additional paid-in capital                                             40,275                      40,217
Accumulated deficit                                                   (76,602)                    (59,867)
Unearned compensation reserved stock awards                            (2,575)                     (2,777)
                                                                   ----------                    ---------
Total stockholders' (deficit)                                         (38,802)                     (22,327)
                                                                   ----------                    ---------
Total liabilities and stockholders' equity                         $1,076,853                    $864,690
                                                                   ----------                    ---------
                                                                   ----------                    ---------




                 See Notes to Consolidated Financial Statements.

                       SIX FLAGS ENTERTAINMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              Three Months Ended March 29, 1998 and March 30, 1997
                          (Unaudited and In Thousands)

                                                                   March 29, 1998                  March 30, 1997
                                                                   --------------                  --------------

Operating Activities:
Net loss                                                                $ (16,735)                       $(11,836)
Adjustments to reconcile net loss to net cash
 used in operating activities:

Depreciation and amortization                                              18,022                          20,925
Non cash interest expense                                                  12,959                          12,066
Undistributed loss of co-venture parks                                     32,698                          19,918
Off-season expense deferral                                               (86,196)                        (84,773)
Changes in current assets and liabilities:

  Receivables                                                               5,742                          (1,119)
  Inventories                                                              (8,427)                         (4,385)
  Maintenance supplies                                                         77                              98
  Prepaid expenses and other current assets                               (16,502)                        (10,533)
  Accounts payable and accrued liabilities                                 14,271                          17,120
Other, net                                                                     18                             (65)
                                                                       ----------                       ---------

  Net cash (used in) operating activities                                 (44,073)                        (42,584)
                                                                       ----------                       ---------
Investing Activities:

Investment in co-venture parks                                             (6,374)                         (5,240)
Purchase of property and equipment                                        (25,335)                        (16,886)
Receipt from sale of land and property                                        ---                           1,500
Purchase of co-venture limited partnership units                         (117,984)                            ---
Prepayment of SFOT partnership obligations                                (13,866)                            ---
                                                                       ----------                       ---------
  Net cash (used in) investing activities                                (163,559)                        (20,626)
                                                                       ----------                       ---------
Financing Activities:

Proceeds from short-term borrowings                                           ---                           2,056
Net proceeds from revolving line of credit                                 67,000                          38,000
Proceeds from senior credit agreement                                     165,000                             ---
Repayment of other debt                                                   (30,503)                            ---
                                                                       ----------                       ---------
  Net cash (used in) financing activities                                 201,497                          40,056
                                                                       ----------                       ---------

Decrease in cash and cash equivalents                                      (6,135)                        (23,154)
Cash and cash equivalents at beginning of period                           16,805                          45,587
                                                                       ----------                       ---------
Cash and cash equivalents at end of period                                $10,670                         $22,433
                                                                       ----------                       ---------
                                                                       ----------                       ---------





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

         Prior to April 1, 1998, Six Flags operated twelve "Six Flags" branded theme parks in eight locations throughout the United States. Nine of the theme parks, Six Flags Great Adventure and Wild Safari Animal Park (New York- Philadelphia), Six Flags Great America (Chicago-Milwaukee), Six Flags Magic Mountain and Six Flags Hurricane Harbor (Los Angeles) (collectively, "Six Flags California"), Six Flags AstroWorld and Six Flags Waterworld (Houston) (collectively "Six Flags Houston"), Six Flags St. Louis (St. Louis) and Six Flags Hurricane Harbor (Dallas-Ft. Worth), are owned directly by Six Flags. Six Flags Fiesta Texas located in San Antonio, Texas is leased by a limited partnership of which a subsidiary of Six Flags is a general partner and manages the park. Two parks --Six Flags Over Texas (Dallas-Ft. Worth) and Six Flags Over Georgia (Atlanta) --are operated by Six Flags pursuant to partnership agreements (the "Co-Venture Parks"). Six Flags Over Texas is owned by a limited partnership ("Texas Flags") of which the managing general partner was a wholly-owned subsidiary of Six Flags. Six Flags Over Georgia is owned by a limited partnership of which the managing general partner is SFOG II, Inc., a Delaware Corporation which was a wholly-owned subsidiary of SFEC ("SFOG II"). Six Flags has entered into new partnership agreements for the management of Six Flags Over Georgia and Six Flags Over Texas through 2026 and 2027, respectively. See the Investment in Co-venture Parks footnote for a description of these new agreements. On April 1, 1998, Premier Parks Inc. ("Premier") purchased all of the capital stock of SFEC. At that time, Six Flags' interests in the Co-Venture Parks were transferred to Premier. See "Subsequent Events."


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

                       SIX FLAGS ENTERTAINMENT CORPORATION

ACCOUNTING AND FINANCIAL REPORTING POLICIES

Revenues and Expenses


         Operating services revenue consists primarily of theme park admissions and parking, corporate sponsorships and other in-park services. Sales of products consist primarily of revenues from the in- park sales of food and beverages, merchandise and games of skill. Operating expenses consist of theme park employee compensation and benefits, advertising media and production, park maintenance materials and services, utilities, operating supplies, insurance and other operating service costs.
Cost of products sold consists of the cost of food and beverages, gifts and souvenirs and games of skill prizes.


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


         At March 29, 1998 and December 28, 1997 accumulated amortization of excess cost over net assets acquired amounted to $49.8 million and $47.7 million, respectively.


NET LOSS PER SHARE


         The calculation of net loss per share includes dividend accruals of $8.1 million and $7.2 million on the Class A Convertible Preferred Stock for the first quarter of 1998 and the first quarter of 1997, respectively.


INVESTMENT IN CO-VENTURE PARKS

         Changes in the investment in co-venture parks during the first three months of 1998 and 1997 are as follows (in thousands):

                                                                   1998                1997
                                                                   ----                ----

Balance at beginning of period                                     $78,370            $19,135
Capital additions made by the co-venture parks                       6,374              3,618
Operations and financing activities                                (32,698)           (18,296)
Amortization                                                          (393)            (3,858)
                                                                   --------           --------
                                                                   $51,653               $599


Purchase of SFOT limited partnership units                         117,984                ---
                                                                  --------           --------
Balance at end of period                                          $169,637               $599
                                                                  ========           ========


                       SIX FLAGS ENTERTAINMENT CORPORATION

SIX FLAGS OVER GEORGIA


         On March 18, 1997, Six Flags, SFEC, Time Warner Inc. and Time Warner Entertainment Company L.P. ("TWE") completed arrangements pursuant to which SFOG II will manage the Six Flags Over Georgia Park through 2026. Under the agreements governing the new arrangements (the "Georgia Agreements"), the Six Flags Over Georgia Park is owned by a newly formed limited partnership ("Six Flags Over Georgia II") of which SFOG II is the managing general partner.

         The key elements of the new arrangements are as follows: (i) the limited partner (which is not affiliated with Six Flags) will receive minimum annual distributions of $18.5 million in 1997, increasing each year thereafter in proportion to increases in the cost of living; thereafter, SFOG II will be entitled to receive from available cash (after provision for reasonable reserves and after minimum capital expenditures, calculated during rolling five-year periods based generally on approximately 6% of prior year revenues) a management fee equal to 3% of the prior year's gross revenues; and, thereafter, any additional available cash will be distributed 95% to SFOG II and 5% to the limited partner; (ii) in the second quarter of 1997, a subsidiary of Six Flags (the "Six Flags-SFOG Subsidiary") and a subsidiary of SFEC (the "SFEC-SFOG Subsidiary") made a tender offer for partnership interests ("SFOG LP Units") in Six Flags Fund, Ltd. (L.P.), which owns 99% of the limited partner of Six Flags Over Georgia II, that valued the Six Flags Over Georgia Park at $250 million (the "SFOG Tender Offer Price"); (iii) commencing in 1998, and on an annual basis thereafter, the Six Flags-SFOG Subsidiary and the SFEC-SFOG Subsidiary will offer to purchase additional SFOG LP Units at a price based on the greater of the SFOG Tender Offer Price or eight times the weighted-average EBITDA of the Six Flags Over Georgia Park for the prior four years (provided that no more than $50 million of such SFOG LP Units will be acquired by the Six Flags-SFOG Subsidiary); and (iv) in 2026, Six Flags and its affiliates will have the option to acquire the Six Flags Over Georgia Park at a price based on the SFOG Tender Offer Price, increased in proportion to the increase in the cost of living between December 1996 and December 2026. SFEC, Six Flags and TWE have guaranteed certain of the obligations (including the minimum annual distributions noted in (i) above) of SFOG II and Six Flags Over Georgia II under the Georgia Agreements. Through March 29, 1998, Six Flags continued to account for the Six Flags Over Georgia Park as a co-venture and included the revenues and expenses of Six Flags Over Georgia II partnership (excluding partnership depreciation) in the Company's consolidated financial statements and deducted as expenses the net amounts distributed to the limited partners.

         On May 6, 1997, in connection with the closing of the tender offer described above, the Six Flags- SFOG Subsidiary and the SFEC-SFOG Subsidiary purchased approximately 17% and 8%, respectively, of SFOG LP Units for approximately $42.4 million and $20.3 million, respectively. The purchase of SFOG LP Units entitles each such purchaser the right to receive minimum annual distributions and any residual distributions (5% of available cash after the minimum annual distributions and management fee distributions) in proportion to the percentage amounts purchased. The purchase of SFOG LP Units by the Six Flags-SFOG Subsidiary was financed through a drawdown on the Company's secured revolving line of credit available for acquisitions under its then credit agreement. During the first quarter of 1998, the Company commenced its annual unit purchase offer for SFOG LP Units, pursuant to which an immaterial number of units will be purchased in the second quarter of 1998.

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

                       SIX FLAGS ENTERTAINMENT CORPORATION

         The key elements of the new arrangements are as follows: (i) the limited partner (which is not affiliated with Six Flags) will receive minimum annual distributions of $27.7 million in 1998, increasing each year thereafter in proportion to increase in the cost of living; thereafter, SFOT II will be entitled to receive from available cash (after provision for reasonable reserves and after minimum capital expenditures, calculated during rolling five-year periods based generally on of approximately 6% of prior year revenues) a management fee equal to 3% of the prior year's gross revenue; and, thereafter, any additional available cash will be distributed 92.5% to SFOT and 7.5% to the limited partner; (ii) in the first quarter of 1998, a subsidiary of Six Flags (the "Six Flags-SFOT Subsidiary") and a subsidiary of SFEC (the SFEC-SFOT Subsidiary) made a tender offer for partnership interests ("SFOT LP Units") in Six Flags Over Texas, Ltd., which owns 99% of the limited partner of Six Flags Over Texas, that valued the Six Flags Over Texas Park at $375 million (the "SFOT Tender Offer Price"); (iii) commencing in 1999, and on an annual basis thereafter, the Six Flags-SFOT Subsidiary will offer to purchase additional SFOT LP Units at a price based on 8.5 times the weighted-average EBITDA of the Six Flags Over Texas Park for the prior four years; and (iv) in 2027, Six Flags and its affiliates will have the option to acquire the Six Flags Over Texas Park at a price based on the SFOT Tender Offer Price, increased in proportion to the increase in the cost of living between December 1997 and December 2027. SFEC, Six Flags and TWE have guaranteed certain of the obligations (including the minimum annual distributions noted in (i) above) of SFOT under the Texas Agreements. Through March 29, 1998, Six Flags continued to account for the Six Flags Over Texas Park as a co-venture and included revenues and expenses of Six Flags Over Texas partnership (excluding partnership depreciation) in the Company's consolidated financial statements and deducted as expenses the net amounts distributed to the limited partners. During the first quarter of 1998, the Company purchased in the tender offer approximately 33% of the Texas units for approximately $118.0 million.

SUBSEQUENT EVENTS

         On April 1, 1998, Premier acquired all of the outstanding capital stock of SFEC pursuant to an Agreement and Plan of Merger dated as of February 9, 1998 (the "Acquisition") from TWE and Boston Ventures Management, Inc. for approximately $976.0 million, paid in cash. In addition, Premier repaid, assumed or refinanced approximately $1.0 billion of Company debt (including approximately $285 million in aggregate principal amount at maturity of the Six Flags 12 1/4% Series A Senior Subordinated Discount
Notes due 2005 (the "SFTP Notes") and approximately $161.1 accreted value at December 29, 1997 of SFEC notes (the "Old SFEC Notes")). Premier funded the Acquisition with the proceeds of concurrent public offerings and bank facilities (including a new $472 million credit facility of Six Flags
(the "Six Flags Credit Facility") and $170.0 million of 8-7/8% Senior
Notes due 2006 of SFEC (the "SFEC Notes")). The proceds of the SFEC Notes, together with other cash, were deposited in escrow to provide for the repayment in full at or prior to maturity in 1999 of the Old SFEC Notes. Pursuant to the Acquisition, SFEC and Six Flags transferred, for $46.0 million in cash and assumption of debt, to Premier all of their interests in the limited partnerships that own Six Flags Over Georgia and Six Flags Over Texas. Also in connection with the Acquisition, Premier and Warner Bros. Consumer Products Division entered into a long-term licensing agreement that gives Premier the exclusive theme park usage rights in the U.S. and Canada (excluding the Las Vegas, Nevada Metropolitan area) of all Warner Bros. and DC Comics animated cartoon and comic book characters. These financial statements do not reflect any adjustments relating to the consummation of these transactions.

         Borrowings under the Six Flags Credit Facility, which was entered into on April 1, 1998, are secured by substantially all of the assets of Six Flags and its subsidiaries and by a pledge by SF Holdings of the stock of Six Flags and are guaranteed by SFEC, Six Flags, SF Holdings and Six Flags subsidiaries. The Six Flags Credit Facility has an aggregate availability of $472.0 million consisting of (i) up to $100.0 million under a Revolving Credit Facility to refinance existing outstanding Six Flags bank indebtedness and for working capital and other general corporate purposes; and (ii) up to $372.0 million under a term loan facility (the "Term Loan Facility") used to refinance existing outstanding Six

Flags bank indebtedness and fund acquisitions and make capital improvements. Approximately $410.0 million was borrowed under the Six Flag Credit Facility in connection with the Acquisition. The proceeds of these borrowings and other funds were used to repay in full all Company bank indebtedness at April 1, 1998. Interest rates per annum under the Six Flags Credit Facility are equal to either (a) a base rate equal to the higher of the Federal Funds Rate plus 1/2% or the prime rate of Citibank, N.A., in each case, plus the Applicable Margin (as defined therein) or (b) the London Interbank Offered Rate plus the Applicable Margin. The Revolving Credit Facility will terminate five years from the closing of the Six Flags Acquisition. Borrowings under the Term Loan Facility will mature on November 30, 2004. However, for the Term Loan Facility, aggregate principal payments and reductions of $1.0 million will be required during each of the first, second, third and fourth years; aggregate principal payments of $25.0 million and $40.0 million are required in years five and six, respectively, and $303.0 million at maturity.

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


          The following results reflect the pro forma effects for the relevants first-quarter periods of the transfer and sale of the interests of the Company in the Co-Venture Parks as if the transactions had occured prior to December 30, 1996 (the first day of SFEC's 1997 fiscal year):


                                               1998          1997
                                               ----          ----
       Revenues                              $ 17,121       25,274
       Costs and expenses                      41,789       38,254
                                             --------      -------
       Loss before incomne taxes              (24,668)     (12,980)
       Income tax benefit                       9,255        4,486
          Net loss                            (15,413)      (8,494)
                                             --------      -------
                                             --------      -------

                       SIX FLAGS ENTERTAINMENT CORPORATION

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


General

         Prior to the Acquisition, the Company, through two subsidiaries, was the general partner in partnerships the Co-Venture Parks. For the historical periods presented, the Company accounted for the Co-Venture Parks as co-ventures, i.e., their revenues and expenses (excluding partnership depreciation) were included in the Company's consolidated statements of operations and the net amounts distributed to the limited partners were deducted as expenses. Except for the limited partnership units in the parks owned by Six Flags at March 29, 1998, the Company had no rights or title to the Co-Venture Parks' assets or to the proceeds from any sale of the Co-Venture Parks' assets or liabilities during the periods presented. Accordingly, the Company's historical consolidated balance sheets did not directly include any of the Co-Venture Parks' assets. The investment in the Co-Venture Parks included in the Company's historical consolidated balance sheets represented (i) Six Flags' interest in the estimated future cash flows from the operations of the Co-Venture Parks, which was amortized over the life of the original partnership agreements, and (ii) the cost of limited partnership units purchased pursuant to the tender offers relating to the parks.


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

The Three Months Ended March 29, 1998 Compared to the
Three Months Ended March 30, 1997


         Revenues. Revenues for the first quarter of 1998 decreased $7.7 million or 31.6% compared to the first quarter of 1996. The revenue decrease reflects (i) the effects of a strategic decision by prior management to de-emphasize season passes and promotional offers, which account for a substantial portion of first quarter attendance, (ii) a planned reduction in operating days in the 1998 period, as compared to the prior-year period and
(iii) inclement weather experienced by certain of the parks open during the 1998 quarter.

         Operating, General and Administrative. Operating, general and administrative expenses increased by $0.3 million or less than 1.0% for the first quarter of 1998 compared to the first quarter of 1997. The slight increase was attributable to a $6.9 million accrual for distributions to the limited partners of the Texas park, partially offset by lower compensation, advertising and maintenance expenses. The accrual reflects 25% of the minimum annual distribution to the limited partner under the new Texas partnership arrangements recorded in the first quarter of 1998. No comparable accrual under the prior agreement was recorded in the 1997 period.

         Cost of Products Sold. Cost of products sold decreased $1.9 million or 34.9% for the first quarter of 1998 compared to the first quarter of 1997. The decrease in cost of products sold resulted primarily from lower sales volume.


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


         During the first quarter 1998, the Company used $44.1 million in net operating cash. Net cash used in investing activities aggregated approximately $163.6 million, $118.0 million of which represented amounts expended to purchase units in the Texas Co-Venture partnership, with most of the balance consisting of capital expenditures. Net cash used in financing activities for the period aggregated $201.5 million, representing borrowings to finance the purchase of Texas units and net borrowings under revolving lines of credit, partially offset by payments of other debt.

In March 1998, Six Flags completed a tender offer pursuant to which it purchased approximately 33% of the outstanding limited partnership units in Six Flags Over Texas, for an aggregate price of $118.0 million, which was financed by borrowings which were repaid in connection with the Acquisition. SFEC and SFTP have guaranteed certain obligations relating to the Co-Venture Parks.


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


         By reason of the Acquisition, on April 30, 1998, Six Flags offered to repurchase the SFTP Notes at a price equal to 101% of their accreted amount (approximately $286.9 million). On April 30, 1998, the last reported sales price of these Notes was substantially in excess of their accreted amount. The Company has not entered into any standby arrangement to finance the purchase of such notes in the event that it were to become necessary.

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

          Omitted pursuant to General Instruction H(2)(b) of Form 10-Q

Item 5

          Not applicable


Item 6 Exhibits and Reports on Form 8-K.
-----


          (a)    Exhibits
                 --------
                 *27.   Financial Data Schedule


          (b)    Reports on Form 8-K
                 -------------------
                 None.




------------------
*  Previously filed.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 21, 1998

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