Form 10-Q
period 1998-06-30
SIX FLAGS ENTERTAINMENT CORP
filed 1998-08-24
CIK 901508

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

(Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for Quarterly Period Ended June 28, 1998

                                       OR

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________________ to ___________________________


                      Commission File Number: 333-46897-01
                                  -----------

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

                                   -----------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

     At August 18, 1998, Six Flags Entertainment Corporation had outstanding 1,000 shares of Common Stock.

     The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                         PART I -- FINANCIAL INFORMATION

Item 1 -- Financial Statements

                       SIX FLAGS ENTERTAINMENT CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                          Pre-Acquisition        Post-Acquisition
                                                                              (Note 1)               (Note 1)
                                                                            December 28,             June 28,
                                                                                1997                   1998
                                                                          ---------------        ---------------
                                                                                       (Unaudited)
ASSETS
Current assets:
         Cash and cash equivalents....................................            $16,805                  $75,010
         Receivables, net.............................................              3,258                   23,671
         Receivable from affiliate....................................              4,000                       --
         Inventories, net.............................................             14,338                   22,933
         Prepaid expenses and other current assets....................             11,899                   12,356
                                                                                 ---------                --------
                  Total current assets................................             50,300                  133,970

Property and equipment, net...........................................            492,137                  842,852
Investment in co-venture parks, net...................................             78,370                     --
Deferred financing costs, net.........................................             20,171                   12,685
Restricted-use investments............................................                 --                  178,483
Deposits and other assets.............................................             26,784                   30,255
Intangible assets.....................................................            196,928                1,211,098
                                                                                 ---------               ---------
                  Total assets........................................          $ 864,690              $ 2,409,343
                                                                                 ---------               ---------
                                                                                 ---------               ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Accounts payable.............................................            $21,055                  $50,573
         Accrued liabilities..........................................             43,390                   92,230
         Payable to affiliate.........................................                 --                    4,361
         Current portion of long-term debt............................             26,130                       --
         Short-term borrowings........................................             30,503                       --
                                                                                 --------                ---------
                  Total current liabilities...........................            121,078                  147,164
Notes payable.........................................................            404,869                  672,149
Credit facilities.....................................................            348,500                  410,000
Other long-term liabilities...........................................             12,420                   39,532
Deferred income taxes.................................................                 --                  111,619
Minority interest.....................................................                150                      150
                                                                                 --------                ---------

Total liabilities.....................................................            887,017                1,380,614

Stockholders' equity (deficit):
         Convertible preferred stock..................................                100                       --
         Common stock.................................................                 --                       --




Item 1 -- Financial Statements (Continued)

         Additional paid-in capital...................................             40,217                1,011,636
         Retained earnings (accumulated deficit)......................            (59,867)                  17,093
         Unearned compensation reserved stock awards..................             (2,777)                      --
                                                                                 --------                ---------
                  Total stockholders' equity (deficit)................            (22,327)               1,028,729
                                                                                 --------                ---------
                  Total liabilities and stockholders' equity..........           $864,690               $2,409,343
                                                                                 --------                ---------
                                                                                 --------                ---------


                 See Notes to Consolidated Financial Statements

                       SIX FLAGS ENTERTAINMENT CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
      Three Months Ended June 29, 1997, Two Day Period Ended March 31, 1998
                      and 89 Day Period Ended June 28, 1998
                          (Unaudited and In Thousands)



                                                          Pre-Acquisition           Pre-Acquisition          Post-Acquisition
                                                              (Note 1)                  (Note 1)                 (Note 1)
                                                            Three Month                 Two Day                   89 Day
                                                               Ended                  Period Ended             Period Ended
                                                           June 29, 1997             March 31, 1998            June 28, 1998
                                                           -------------             --------------            -------------

Revenues:
    Theme park admissions............................            $131,838                     $   --                 $112,510
    Theme park food, merchandise and other...........             128,917                                              87,977
                                                              -----------                  ---------               ----------
    Total revenues...................................             260,755                         --                  200,487

Operating costs and expenses:
    Operating expenses...............................             100,485                     13,834                   66,435
    Selling, general and administrative..............              40,809                     35,433                   29,335
    Costs of products sold...........................              37,569                        192                   26,955
    Depreciation and amortization....................              20,859                         --                   21,514
    Off season expense deferral......................              40,311                         --                       --
                                                              -----------                 ----------                ---------
    Total operating costs and expenses...............             240,033                     49,459                  144,239

    Income (loss) from operations....................              20,722                   (49,459)                   56,248

Other income (expense):
    Interest expense, net............................            (21,368)                         --                 (21,181)
    Gain on disposal of assets.......................                  --                      5,411                       --
                                                                 --------                   --------                 --------
    Total other income (expense).....................            (21,368)                      5,411                 (21,181)

    Income (loss) before income taxes................               (646)                   (44,048)                   35,067
    Income tax (expense) benefit ....................               (678)                     17,619                 (17,974)
                                                               ----------                  ---------                 --------
    Net income (loss)................................           $ (1,324)                  $(26,429)                 $ 17,093
                                                               ----------                  ---------                 --------
                                                               ----------                  ---------                 --------




                 See Notes to Consolidated Financial Statements

                       SIX FLAGS ENTERTAINMENT CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
       Six Months Ended June 29, 1997, 93 Day Period Ended March 31, 1998
                      and 89 Day Period Ended June 28, 1998
                          (Unaudited and In Thousands)



                                                            Pre-Acquisition          Pre-Acquisition         Post-Acquisition
                                                                (Note 1)                (Note 1)                 (Note 1)
                                                               Six Month                 93 Day                   89 Day
                                                                 Ended                Period Ended             Period Ended
                                                             June 29, 1997           March 31, 1998            June 28, 1998
                                                             -------------           --------------            -------------

Revenues:
    Theme park admissions.............................             $150,934                  $12,680                 $112,510
    Theme park food, merchandise and other............              146,745                   11,591                   87,977
                                                                -----------               ----------              -----------
    Total revenue.....................................              297,679                   24,271                  200,487
Operating costs and expenses:
    Operating expenses................................              172,773                   85,307                   66,435
    Selling, general and administrative...............               62,087                   57,853                   29,335
    Costs of products sold............................               43,032                    3,750                   26,955
    Depreciation and amortization.....................               41,784                   18,022                   21,514
    Off season expense deferral.......................             (44,462)                 (86,196)                       --
                                                               -----------               ----------               -----------
    Total operating costs and expenses................              275,214                   78,736                  144,239

    Income (loss) from operations.....................               22,465                 (54,465)                   56,248

Other income (expense):
    Interest expense, net.............................             (41,754)                 (21,902)                 (21,181)
    Gain on disposal of assets........................               --                        5,411                   --
                                                                  ---------                  -------                -----
    Total other income (expense)......................             (41,754)                 (16,491)                 (21,181)

    Income (loss) before income taxes.................             (19,289)                 (70,956)                   35,067
    Income tax (expense) benefit......................                6,129                   27,792                 (17,974)
                                                                 ----------                ---------               ---------
    Net income (loss).................................           $ (13,160)               $ (43,164)                 $ 17,093
                                                                 ----------                ---------               ---------
                                                                 ----------                ---------               ---------



                 See Notes to Consolidated Financial Statements

                       SIX FLAGS ENTERTAINMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
       Six Months Ended June 29, 1997, 93 Day Period Ended March 31, 1998
                      and 89 Day Period Ended June 28, 1998
                          (Unaudited and In Thousands)




                                                                  Pre-Acquisition          Pre-Acquisition          Post-Acquisition
                                                                     (Note 1)                  (Note 1)                  (Note 1)
                                                                  Six Month Ended        93-Day Period Ended     89-Day Period Ended
                                                                   June 29, 1997            March 31, 1998            June 28, 1998
                                                                  ---------------          ----------------           -------------

Operating Activities:
Net income (loss)............................................           $(13,160)                 $(43,164)             $    17,093
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
    Depreciation and amortization............................              41,784                    18,022                  21,514
    Deferred income tax expense (benefit)....................                  --                        --                  17,974
    Non-cash interest expense................................              23,598                    12,959                   8,064
    Interest accretion on restricted use investment..........                  --                        --                  (2,455)
    Undistributed loss of co-venture parks...................                  --                    32,698                      --
    Off-season expense deferral..............................            (44,462)                  (86,196)                      --
Changes in current assets and liabilities:
    Receivables..............................................            (22,794)                     5,742                (22,345)
    Inventories..............................................            (10,444)                   (8,427)                 (3,153)
    Prepaid expenses and other current assets................             (8,356)                  (16,425)                 (3,742)
    Accounts payable and accrued liabilities.................              40,544                    44,443                  21,152
Other, net...................................................             (6,811)                   (3,725)                   (343)
                                                                     ------------              ------------             -----------
Net cash provided by (used in) operating activities..........               (101)                  (44,073)                  53,759
                                                                     ------------              ------------             -----------

Investing Activities:
Investment in co-venture parks...............................               2,864                   (6,374)                      --
Purchase of property and equipment...........................            (46,071)                  (25,335)                (21,520)
Receipt from sale of land and property.......................               1,500                        --                      --
Purchase of co-venture partnership units.....................            (40,769)                 (117,984)                      --
Sale of co-venture partnership units.........................                  --                        --                  46,000
Purchase of restricted use investments.......................                  --                        --               (176,028)
Prepayment of co-venture obligations.........................                  --                  (13,866)                      --
                                                                     ------------              ------------             -----------
Net cash used in investing activities........................            (82,476)                 (163,559)               (151,548)
                                                                     ------------              ------------             -----------

Financing Activities:
Net proceeds from revolving line of credit...................              61,415                    75,000                      --
Proceeds (repayment) of bank debt............................                  --                   165,000               (588,500)
Repayment of other debt......................................                  --                  (30,503)                      --
Advances on credit facility..................................                  --                        --                 410,000
Proceeds from issuance of notes payable......................                  --                        --                 170,000
Payment of debt issuance costs...............................                  --                        --                (13,122)
Capital contribution.........................................                  --                        --                 175,751
                                                                     ------------              ------------             -----------
Net cash provided by financing activities....................              61,415                   209,497                 154,129
                                                                     ------------              ------------             -----------
Increase (decrease) in cash and cash equivalents.............            (21,162)                     1,865                  56,340
Cash and cash equivalents at beginning of period.............              45,587                    16,805                  18,670
                                                                     ------------              ------------             -----------
Cash and cash equivalents at end of period...................        $     24,425              $     18,670             $    75,010
                                                                     ------------              ------------             -----------
                                                                     ------------              ------------             -----------



                 See Notes to Consolidated Financial Statements

                       SIX FLAGS ENTERTAINMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   General -- Basis of Presentation

     Six Flags Entertainment Corporation ("SFEC," and together with its subsidiaries, the "Company" or "Six Flags") owns 100% of the Common Stock of S.F. Holdings, Inc. ("SF Holdings") which owns 100% of the Common Stock of Six Flags Theme Parks Inc. ("SFTP").

     Prior to April 1, 1998, Six Flags operated twelve "Six Flags" branded theme parks in eight locations throughout the United States. Nine of the theme parks, Six Flags Great Adventure and Wild Safari Animal Park (New York-Philadelphia), Six Flags Great America (Chicago-Milwaukee), Six Flags Magic Mountain and Six Flags Hurricane Harbor (Los Angeles), Six Flags AstroWorld and Six Flags Waterworld (Houston), Six Flags St. Louis (St. Louis) and Six Flags Hurricane Harbor (Dallas-Ft. Worth), are owned directly by Six Flags. Six Flags Fiesta Texas located in San Antonio, Texas is leased by a limited partnership of which a subsidiary of Six Flags is a general partner and manages the park. Two parks -- Six Flags Over Texas (Dallas-Ft. Worth) and Six Flags Over Georgia (Atlanta) (the "Co-Venture Parks") are owned by limited partnerships of which the managing general partner was (prior to April 1, 1998) a wholly-owned subsidiary of Six Flags. On April 1, 1998, Premier Parks Inc. ("Premier") purchased all of the capital stock of SFEC. At that time, Six Flags' interests in the Co-Venture Parks were transferred to Premier. See Note 2.

     In connection with the Acquisition, SFEC, Premier and Premier Parks Operations Inc., also a direct subsidiary of Premier that owns or controls 19 parks ("PPO"), entered into a shared services agreement pursuant to which certain corporate, administrative and other general services provided by Premier are charged to SFEC and PPO, either on the basis of their respective revenues or on other reasonable bases. Allocation of these charges are reflected in the accompanying financial statements for periods subsequent to April 1, 1998.

     The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the period ended December 29, 1997 included in SFEC's Registration Statement on Form S-3 (Reg No. 333-46897).

     The accompanying consolidated financial statements have not been audited; however, in the opinion of management, all adjustments, which consist of normal recurring accruals necessary for a fair presentation of the results of such interim periods, are included. The results of operations for the interim periods are not indicative of the results expected for the full year. In particular, the Company's theme park operations contribute most of their annual revenue during the period from Memorial Day to Labor Day each year, while substantial operating and other expenses are incurred before those operations commence.

     Comprehensive Income

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

SIX FLAGS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

financial statements. The Company currently does not have any components of comprehensive income that are not included in net income.

     Basis of Presentation

     As discussed above, Premier purchased SFEC on April 1, 1998. In accordance with Staff Accounting Bulletin No. 54 ("SAB No. 54"), SFEC has recognized the "pushdown" of the SFEC purchase price recognized by Premier. According to the provisions of SAB No. 54, purchase transactions that result in an entity becoming substantially wholly owned establish a new basis of accounting for the purchased assets and liabilities. According to SAB No. 54, when the form of ownership is within the control of the parent, the basis of accounting for purchased assets and liabilities should be the same regardless of whether the entity continues to exist or is merged into the parent's operations. Therefore, Premier's cost of acquiring SFEC were "pushed down," i.e., used to establish a new accounting basis in SFEC's separate financial statements. As a result of the purchase and the conforming of SFEC's accounting methods to be consistent with those of Premier, SFEC recorded the following purchase price adjustments (amounts in thousands):

                                                          Increase
                                                          (decrease)
                                                          ----------

                     Current assets                    $  (25,357)
                     Property and equipment               329,579
                     Intangible assets                    927,071
                     Deferred charges                     (19,144)
                     Deposits and other assets            (13,866)
                     Accrued liabilities                   17,223
                     Long-term debt                        51,591
                     Deferred income taxes                 93,644
                     Stockholders' equity               1,035,825


     The financial statements of SFEC prior to April 1, 1998 reflect the accounting basis and principles used by SFEC prior to its acquisition by Premier. The financial statements of SFEC subsequent to April 1, 1998 reflect the accounting basis and principles used by SFEC subsequent to its acquisition by Premier. The vertical line that separates SFEC into the pre-Acquisition period and post-Acquisition period emphasizes that the new basis of accounting used by SFEC after the purchase by Premier is not comparable to the basis of accounting used by SFEC prior to the purchase by Premier.

     Additionally, the notes to SFEC's financial statements disclose: (1) the relationship between Premier and SFEC; (2) that SFEC does not guarantee any of Premier's debt, nor pledge assets or stock as security for Premier's debt; and (3) that SFEC's ability to pay dividends is restricted by its and its subsidiaries' debt indentures.

2.   The Acquisition

     On April 1, 1998, Premier acquired all of the outstanding capital stock of SFEC pursuant to an Agreement and Plan of Merger dated as of February 9, 1998 (the "Acquisition") from Time Warner Entertainment Company, L.P. and Boston Ventures Management, Inc. and others for approximately $976.0 million, paid in cash. In addition, Premier repaid, assumed or refinanced approximately $1.0 billion

SIX FLAGS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


of Company debt (including approximately $285.0 million in aggregate principal amount at maturity of the Six Flags 12 1/4% Series A Senior Subordinated Discount Notes due 2005 (the "SFTP Notes") and approximately $161.1 accreted value at December 29, 1997 of SFEC Notes (the "Old SFEC Notes")). Premier funded the Acquisition with the proceeds of concurrent public offerings and bank facilities (including a new $472.0 million credit facility of Six Flags (the "Six Flags Credit Facility") and $170.0 million of 87/8% Senior Notes due 2006 of SFEC (the "SFEC Notes")). See Note 3. The proceeds of the SFEC Notes, together with other cash, were deposited in escrow to provide for the repayment in full at or prior to maturity in 1999 of the Old SFEC Notes. Pursuant to the Acquisition, Six Flags transferred, for $46.0 million in cash and assumption of debt, to Premier all of their interests in the limited partnerships that own the Co-Venture Parks. Also in connection with the Acquisition, Premier and Warner Bros. Consumer Products Division entered into a long-term licensing agreement that gives Premier (and its subsidiaries, Six Flags and PPO) the exclusive theme park usage rights in the U.S. and Canada (excluding the Las Vegas, Nevada Metropolitan area) of all Warner Bros. and DC Comics animated cartoon and comic book characters.

     The following results reflect the pro forma effects for the relevant six-month periods of 1997 and 1998 as if the Acquisition and the transfer and sale of the interests of the Company in the Co-Venture Parks had occurred on December 30, 1996 (the first day of SFEC's 1997 fiscal year):


                                                 1998                 1997
                                                 ----                 ----
                                                        (In Thousands)

Revenues...........................              $223,890           $232,072
Net loss...........................               (36,671)           (21,995)


3.   Long-Term Indebtedness

(a) On April 1, 1998, SFEC issued $170.0 million principal amount of SFEC Notes, which are senior obligations of SFEC. The SFEC Notes were guaranteed on a fully subordinated basis by Premier. The SFEC Notes require annual interest payments of approximately $15.1 million (8 7/8% per annum) and, except in the event of a change of control of SFEC and certain other circumstances, do not require any principal payments prior to their maturity in 2006. The SFEC Notes are redeemable, at SFEC's option in whole or part, at any time on or after April 1, 2002, at varying redemption prices. The net proceeds of the SFEC Notes, together with other funds, were deposited in a restricted use investment in escrow to provide for the repayment in full of the Old SFEC Notes (with a carrying value of $178.2 million at June 28, 1998).

     The indenture under which the SFEC Notes were issued limits the ability of SFEC and its subsidiaries to dispose of assets; incur additional indebtedness or liens; pay dividends; engage in mergers or consolidations; and engage in certain transactions with affiliates.

(b) The SFTP Notes are senior subordinated obligations of SFTP in an aggregate principal amount of $285.0 million. The SFTP Notes require interest payments of approximately $34.9 million per annum (12 1/2% per annum), with the first payment due in December 1998, and, except in certain circumstances, do not require principal payments prior to their maturity in 2005. The SFTP Notes are guaranteed on a senior subordinated basis by the principal operating subsidiaries of SFTP. The SFTP Notes are redeemable, at SFTP's option, in whole or in part, at any time on or after December 15, 1998, at varying redemption prices. As a result of the application of purchase accounting, the carrying value of the SFTP Notes was increased to $318.5 million, which was the estimated fair value at the acquisition date of April 1, 1998. The premium that resulted from the adjustment of the carrying value will be amortized as a reduction to interest expense over the remaining term of the SFTP Notes and will result in an effective interest rate of approximately 9 3/4%.

SIX FLAGS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


     The indenture under which the SFTP Notes were issued limits the ability of SFTP and its subsidiaries to dispose of assets; incur additional indebtedness or liens; pay dividends; engage in mergers or consolidations; and engage in certain transactions with subsidiaries and affiliates.

(c) On April 1, 1998, SFTP entered into the Six Flags Credit Facility, pursuant to which it had outstanding $410.0 million at June 28, 1998. The Six Flags Credit Facility includes (i) a $100.00 million five-year revolving credit facility to be used to refinance pre-existing six Flags bank indebtedness and for working capital and other general corporate purposes (of which $38.0 million was outstanding on June 28, 1998); and (ii)a $372.0 million term loan facility (the "Term Loan Facility") which was fully drawn on June 28, 1998. Borrowings under the Term Loan Facility will mature on November 30, 2004. However, aggregate principal payment and reductions of $1.0 million are required during each of the first, second, third and fourth year; aggregate principal payments of $25.0 million and $40.0 million are required in years five and six, respectively, and $303.0 million at maturity. Borrowings under the Six Flags Credit Facility are secured by substantially all of the assets of SFTP and its subsidiaries and a pledge of the stock of SFTP, and is guaranteed by such subsidiaries and SFEC.

     The Six Flags Credit Facility contains restrictive covenants that, among other things, limit the ability of SFTP and its subsidiaries to dispose of assets; incur additional indebtedness or liens; pay dividends except that (subject to covenant compliance) dividends will be permitted to allow SFEC to meet cash pay interest obligations with respect to the SFEC Notes; repurchase stock; make investments; engage in mergers or consolidations and engage in certain transactions with subsidiaries and affiliates. In addition, the Six Flags Credit Facility requires that SFTP comply with certain specified financial ratios and tests.

Item 2 -- Management's Discussion and Analysis of
             Financial Condition and Results of Operations

RESULTS OF OPERATIONS

     General

     Prior to the Acquisition, the Company was the general partner in the limited partnerships that owned the Co-Venture Parks. For the historical periods prior to that date, the Company accounted for the Co-Venture Parks as co-ventures, i.e., their revenues and expenses (excluding partnership depreciation) were included in the Company's consolidated statements of operations and the net amounts distributed to the limited partners were deducted as expenses. The investment in the Co-Venture Parks included in the Company's December 28, 1997 historical consolidated balance sheet represented (i) Six Flags' interest in the estimated future cash flows from the operations of the Co-Venture Parks, which was amortized over the life of the original partnership agreements, and (ii) the cost of limited partnership units purchased pursuant to the tender offers relating to the parks.

     In connection with the Acquisition, the Company transferred its interests in the Co-Venture Parks to Premier for cash and assumption of debt. Accordingly, cash flows from these parks will not be available to service the debt of the Company (including the SFEC Notes, the SFTP Notes and borrowings under the Six Flags Credit Facility) and the Company has no interest in the revenues or cash flows of the Co-Venture Parks. However, the Company is a guarantor of certain obligations to the limited partners of the Co-Venture Parks. Historical results of the Company include the results of the Co-Venture Parks which were transferred to Premier as part of the Acquisition for the first three months of 1998 and for each of the 1997 periods.

     Results of operations for the six-month period ended June 28, 1998 are not indicative of the results expected for the full year. In particular, the Company's theme park operations contribute most of their annual revenue during the period form Memorial Day to Labor Day each year, while substantial operating and other expenses are incurred before those operations commence.

     Aggregate six month period ended June 28, 1998 vs. Six months ended June 29, 1997

     The table below sets forth certain pro forma financial information with respect to the Company for the first six months of 1997 and the aggregate six month period ended June 28, 1998. The pro forma adjustments to the first six months of 1997 reflect (i) the transfer of the Company's interests in the Co-Venture Parks, (ii) changes in certain accounting policies to match those followed by Premier, including the elimination of the deferral of off-season expenses and a change in recognition of season pass revenue, and (iii) the elimination of deferred compensation expense arising out of the exercise of stock options in connection with the Acquisition, in each case as if the Acquisition had occurred on December 30, 1996. The pro forma adjustments to the aggregate six month period ended June 28, 1998 reflect the three adjustments described above along with reductions in park-level operating expenses and selling, general and administrative expenses as if the Acquisition had occurred on December 29, 1997:

Item 2 -- Management's Discussion and Analysis of
             Financial Condition and Results of Operations (Continued)





                                                                         Six Months Ended June 28, 1998
                                              ----------------------------------------------------------------------------
                                                   Post-            Pre-
                                                Acquisition      Acquisition
                                               89-Day Period   Two Day Period
                                                   Ended            Ended        Co-Venture    Pro forma         Company
                                               June 28, 1998   March 31, 1998    Adjustments   Adjustments     Pro forma
                                               -------------   --------------    ----------    ----------    -------------

Revenues:
     Theme park admissions ................      $ 112,510       $  12,680       $  (3,915)   $   6,282       $ 127,557

     Theme park food, merchandise and other         87,977          11,591          (3,235)        --            96,333
                                                ---------       ---------       ---------    ---------       ---------
     Total revenue ........................        200,487          24,271          (7,150)       6,282         223,890

Operating costs and expense:
     Operating expenses ...................         66,435          85,307         (30,123)     (14,008)        107,611
     Selling, general and administrative ..         29,335          57,853          (2,859)     (39,891)         44,438
     Costs of products sold ...............         26,955           3,750            (988)        --            29,717
     Depreciation and amortization ........         21,514          18,022            (393)       4,797          43,940
     Off season expense deferral ..........           --           (86,196)           --         86,196              --
                                                ---------       ---------       ---------    ---------       ---------

     Total operating costs and expenses ...        144,239          78,736         (34,363)      37,094         225,706


     Income from operations ...............         56,248         (54,465)         27,213      (30,812)         (1,816)

Other income (expense):
     Interest expense, net ................        (21,181)        (21,902)            640           82         (42,361)
     Gain on disposal of assets ...........           --             5,411            --         (5,411)          --
                                                ---------       ---------       ---------    ---------       ---------
     Total other income (expense) .........        (21,181)        (16,491)            640       (5,329)        (42,361)

     Income (loss) before taxes ...........         35,067         (70,956)         27,853      (36,141)        (44,177)
     Income tax benefit (expense) .........        (17,974)         27,792         (11,141)      10,082           8,759
                                                ---------       ---------       ---------    ---------       ---------

     Net income (loss) ....................      $  17,093       $ (43,164)      $  16,712    $ (26,059)      $ (35,418)
                                                ---------       ---------       ---------    ---------       ---------
                                                ---------       ---------       ---------    ---------       ---------





                                                       Six Months Ended June 29, 1997
                                           ---------------------------------------------------

                                           Pre-Acquisition
                                              Six Months
                                                Ended      Co-Venture   Pro forma    Company
                                            June 29, 1997  Adjustments  Adjustments  Pro forma
                                            -------------  -----------  -----------  ---------

Revenues:
     Theme park admissions ................   $ 150,934    $ (41,272)   $  14,403    $ 124,065
     Theme park food, merchandise and other     146,745      (38,738)        --        108,007
                                                -------      -------    ---------      -------

     Total revenue ........................     297,679      (80,010)      14,403      232,072

     Operating costs and expense:
     Operating expenses ...................     172,773      (53,259)       2,313      121,827
     Selling, general and administrative ..      62,087      (12,100)        --         49,987
     Costs of products sold ...............      43,032      (11,040)        --         31,992
     Depreciation and amortization ........      41,784       (7,714)        --         34,070
     Off season expense deferral ..........     (44,462)        --         44,462           --
                                                -------      -------    ---------      -------

     Total operating costs and expenses ...     275,214      (84,113)      46,775      237,876


     Income from operations ...............      22,465        4,103      (32,372)      (5,804)

     Other income (expense):
     Interest expense, net ................     (41,754)       1,002         --        (40,752)
     Gain on disposal of assets ...........        --           --           --             --
                                              ---------    ---------    ---------    ---------
     Total (loss) other income (expense) ..     (41,754)       1,002         --        (40,752)

     Income before taxes ..................     (19,289)       5,105      (32,372)     (46,556)
     Income tax benefit (expense) .........       6,129       (2,042)     (12,949)      17,036
                                                -------      -------    ---------      -------
     Net income (loss) ....................   $ (13,160)   $   3,063    $ (19,423)   $ (29,520)
                                                -------      -------    ---------      -------
                                                -------      -------    ---------      -------


Item 2 -- Management's Discussion and Analysis of
             Financial Condition and Results of Operations (Continued)


     Adjusted revenues aggregated $223.9 million for the six month period of 1998 compared to $297.7 million (actual) and $232.1 million (adjusted) for the six months of 1997. The 3.5% decrease in revenues compared to 1997 adjusted revenues resulted from an approximate 10% decline in attendance in the 1998 period, which was partially offset by higher season pass revenue in 1998, primarily during the second quarter.

     Adjusted operating expenses for the six-month period of 1998 declined $65.2 million and $14.2 million respectively, compared to the actual and adjusted amounts for the six months of 1997. The 11.7% decline compared to adjusted operating expenses for 1997 resulted from lower compensation, outside services and repair and maintenance expenses resulting from improved operating efficiencies achieved during the second quarter of 1998.

     Adjusted selling, general and administrative expenses for the 1998 period declined $17.6 million and $5.5 million, respectively, compared to the actual and adjusted levels for the six months of 1997. The 11.1% decline compared to the adjusted selling, selling and administrative expenses in 1997 resulted from reduced advertising and corporate-level expenditures.

     Adjusted costs of products sold declined $13.3 million and $2.3 million, respectively, compared to the actual and adjusted amounts for the six months of 1997. The 7.1% decrease compared to the adjusted six months of 1997 resulted primarily from lower sales volume.

     Adjusted depreciation and amortization expense increased $2.2 million and $9.9 million, respectively, compared to the actual and the adjusted amounts for 1997. Adjusted interest expense increased $0.6 million and $1.6 million compared to the actual and adjusted expense for the six months of 1997. The increase in depreciation and amortization expense and interest expense resulted from the Acquisition and the related financings.

     Adjusted income tax benefit was $8.8 million for the 1998 period as compared to $6.1 million (actual) and $17.0 (adjusted) for the 1997 period. The adjusted income tax benefit as a percentage of loss before income taxes for the 1998 period was 19.6% compared to 36.8% (adjusted) for the 1997 period. The Change was a function of the increase in non-deductible intangible asset amortization associated with the Acquisition. Approximately $12.3 million of non-deductible amortization will be recognized each quarter. As a result, the Company's quarterly effective tax rate will vary from period-to-period based upon the inherent seasonal nature of the theme park business.

     Aggregate three month period ended June 28, 1998 vs. Three months ended June 29, 1997

     The table below sets forth certain pro forma financial information with respect to the Company for the second quarter of 1997 and the aggregate three month period ended June 28, 1998. The pro forma adjustments to the second quarter of 1997 reflect (i) the transfer of the Company's interests in the Co-Venture Parks, (ii) changes in certain accounting policies to match those followed by Premier, including the elimination of the deferral of off-season expenses and a change in recognition of season pass revenue, and (iii) the elimination of deferred compensation expense arising out of the exercise of stock options in connection with the Acquisition, in each case as if the Acquisition had occurred on December 30, 1996. The pro forma adjustments to the aggregate three month period ended June 28, 1998 reflect the three adjustments described above along with reductions in park-level operating expenses and selling, general and administrative expenses as if the Acquisition had occurred on December 29, 1997:

Item 2 -- Management's Discussion and Analysis of
             Financial Condition and Results of Operations (Continued)



                                                                         Three Months Ended June 28, 1998
                                              ----------------------------------------------------------------------------
                                                   Post-            Pre-
                                                Acquisition      Acquisition
                                               89-Day Period   Two Day Period
                                                   Ended            Ended        Co-Venture    Pro forma         Company
                                               June 28, 1998   March 31, 1998    Adjustments   Adjustments     Pro forma
                                               -------------   --------------    ----------    ----------    -------------


Revenues:
     Theme park admissions                       $ 112,510       $    --         $   --        $    --         $ 112,510
     Theme park food, merchandise and other         87,977            --             --             --            87,977
                                                 ---------       ---------                     ---------       ---------
     Total revenue                                 200,487            --             --             --           200,487

Operating costs and expense:
     Operating expenses                             66,435          13,834           --          (11,919)         68,350
     Selling, general and administrative            29,335          35,433           --          (35,433)         29,335
     Costs of products sold                         26,955             192           --              --           27,147
     Depreciation and amortization                  21,514            --             --              --           21,514
     Off season expense deferral                      --              --             --              --               --
                                                 ---------       ---------                     ---------       ---------
     Total operating costs and expenses            144,239          49,459           --          (47,352)        146,346


     Income from operations                         56,248         (49,459)          --           47,352          54,141

Other income (expense):
     Interest expense, net                         (21,181)           --             --             --           (21,181)
     Gain on disposal of assets                       --             5,411           --           (5,411)           --
                                                 ---------       ---------                     ---------       ---------
     Total other income (expense)                  (21,181)          5,411           --           (5,411)        (21,181)

     Income (loss) before taxes                     35,067         (44,048)          --           41,941          32,960
     Income tax benefit (expense)                  (17,974)         17,619           --          (16,776)        (17,131)
                                                 ---------       ---------                     ---------       ---------
     Net income (loss)                           $  17,093       $ (26,429)          --        $  25,165       $  15,829
                                                 ---------       ---------       ---------     ---------       ---------
                                                 ---------       ---------       ---------     ---------       ---------




                                                       Three Months Ended June 29, 1997
                                           ---------------------------------------------------

                                           Pre-Acquisition
                                              Six Months
                                                Ended      Co-Venture   Pro forma    Company
                                            June 29, 1997  Adjustments  Adjustments  Pro forma
                                            -------------  -----------  -----------  ---------

Revenues:
     Theme park admissions                    $ 131,838    $ (35,160)   $  10,859    $ 107,537
     Theme park food, merchandise and other     128,917      (33,200)        --         95,717
                                              ---------    ---------    ---------    ---------
     Total revenue                              260,755      (68,360)      10,859      203,254

Operating costs and expense:
     Operating expenses                         100,485      (30,297)       2,313       72,501
     Selling, general and administrative         40,809       (8,645)        --         32,164
     Costs of products sold                      37,569       (9,341)        --         28,228
     Depreciation and amortization               20,859       (3,856)        --         17,003
     Off season expense deferral                 40,311         --        (40,318)          --
                                              ---------    ---------    ---------    ---------
     Total operating costs and expenses         240,033      (52,139)     (37,998)     149,896


     Income from operations                      20,722      (16,221)      48,857       53,358

Other income (expense):
     Interest expense, net                      (21,368)         584         --        (20,784)
     Gain on disposal of assets                    --           --           --           --
                                              ---------    ---------    ---------    ---------
     Total other income (expense)               (21,368)         584         --        (20,784)

     Income (loss) before taxes                    (646)     (15,637)      48,857       32,574
     Income tax benefit (expense)                  (678)       6,225      (19,543)     (13,966)
                                              ---------    ---------    ---------    ---------
     Net income (loss)                        $  (1,324)   $  (9,382)   $  29,314    $  18,608
                                              ---------    ---------    ---------    ---------
                                              ---------    ---------    ---------    ---------



Item 2 -- Management's Discussion and Analysis of
          Financial Condition and Results of Operations (Continued)


     Revenues for the second quarter of 1998 totaled $200.5 million compared to $260.8 million (actual) and $203.3 million (adjusted) for the second quarter of 1997. The 1.4% decrease in revenues compared to second quarter 1997 adjusted revenues resulted from an approximate 7.0% decline in attendance in the 1998 period, partially offset by higher season pass revenue in the second quarter of 1998.

     Adjusted operating expenses for the second quarter of 1998 declined $32.1 million and $4.2 million, respectively, compared to the actual and adjusted expenses for the second quarter of 1997. The 5.7% decrease compared to the adjusted expenses for 1997 resulted from improved operating efficiencies achieved during the second quarter of 1998.

     Adjusted selling, general and administrative expenses declined $11.5 million and $2.8 million, respectively, compared to the actual and adjusted amounts for 1997. The 8.8% decline compared to the adjusted expenses for 1997 resulted primarily from lower corporate expenditures in the 1998 quarter.

     Adjusted costs of products sold declined $10.4 million and $1.1 million, respectively, compared to the actual and adjusted costs in 1997. The 3.8% decrease compared to the adjusted 1997 costs resulted primarily from lower sales volume.

     Depreciation and amortization expense for the second quarter of 1998 increased $0.6 million and $4.5 million, respectively, compared to the actual and adjusted expenses in the second quarter of 1997. Interest expense for the second quarter of 1998 increased $0.4 million compared to the adjusted second quarter of 1997. These increases all relate to the Acquisition and the related financings.

     Adjusted income tax expense was $17.1 million for the 1998 period as compared to $14.0 million for the 1997 adjusted period. The adjusted income tax expense as a percentage of income before income taxes was 51.8% for the 1998 period as compared to 42.9% (adjusted) for the 1997 period. The change was a function of the increase in non-deductible intangible asset amortization associated with the Acquisition. Approximately $12.3 million of non-deductible amortization will be recognized each quarter. As a result, the Company's quarterly effective tax rate will vary from period-to-period based upon the inherent seasonal nature of the theme park business.

LIQUIDITY AND CAPITAL RESOURCES

     The operations of the Company are highly seasonal, with the majority of the operating season occurring between Memorial Day and Labor Day. Most of the Company's revenues are earned in the second and third quarters of each year while most expenditures for capital improvements and major maintenance are incurred when the parks are closed or operate only on weekends during the first and fourth quarters of each year.

     At June 28, 1998, the Company's indebtedness (including $178.2 million carrying value of the Old SFEC Notes which will be repaid in full from the proceeds of the SFEC Notes, together with other funds, which have been deposited in a restricted-use investment in escrow) aggregated $1,082.1 million, none of which matures prior to June 28, 1999. See Note 3 to the Company's Consolidated Financial Statements for additional information regarding the Company's indebtedness.

     During the first six months of 1998, the Company generated $9.7 million in aggregate net operating cash. Aggregate net cash used in investing activities in that period aggregated approximately $315.1 million, $124.4 million of which represented amounts invested in the Co-Venture Parks, $176.1 million represented the restricted-

Item 2 -- Management's Discussion and Analysis of
          Financial Condition and Results of Operations (Continued)

use investment relating to the Old SFEC Notes and $46.9 million consisted of capital expenditures, offset by the cash proceeds from the transfer of the Company's interests in the Co-Venture Parks. Aggregate net cash provided by financing activities for the period aggregated $363.6 million, representing proceeds from a capital contribution of $175.8 million combined with proceeds from the Six Flags Credit Facility and SFEC Notes, offset in part by repayments of indebtedness and debt issuance costs in connection with the Acquisition.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED

     In February, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful as they previously were. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. The Company will adopt the new disclosure requirements in its annual financial statements for the year ending December 31, 1998.

     In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative (that is gains and losses) depends on the intended use of the derivative and the resulting designation. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. It is expected that the Company will adopt the provisions of SFAS No. 133 as of January 1, 2000. If the provisions of SFAS No. 133 were to be applied as of June 28, 1998, it would not have a material effect on the Company's consolidated financial position as of such date, or the results of operations for the six-month period then ended.

IMPACT OF YEAR 2000 ISSUE

     An issue exists for all companies that rely on computers as the year 2000 approaches. The "Year 2000" problem is the result of the past practice in the computer industry of using two digits rather than four to identify the applicable year. This practice will result in incorrect results when computers perform

Item 2 -- Management's Discussion and Analysis of
          Financial Condition and Results of Operations (Continued)

arithmetic operations, comparisons or data field sorting involving years later than 1999. The Company has not completed plans to ensure year 2000 compliance. The Company anticipates that it will be able to test its entire system using its internal programming staff and outside computer consultants and intends to make any necessary modifications to prevent disruption to its operations. Costs in connection with any such modifications are not expected to be material. However, if such modifications are not completed in a timely manner, the Year 2000 problem may have a material adverse impact on the operations of the Company.

Item 3.

     Not applicable.

PART II -- OTHER INFORMATION

Item 1

     Not applicable

Item 2-4

     Omitted pursuant to General Instruction H(2)(b) of Form 10-Q

Item 5

     Not applicable

Item 6 Exhibits and Reports on Form 8-K.

     (a) Exhibits

                  27. Financial Data Schedule

     (b) Reports on Form 8-K

                  None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:    August 21, 1998



                                SIX FLAGS ENTERTAINMENT CORPORATION
                              -----------------------------------------
                                          (Registrant)


                               /s/ KIERAN E. BURKE
                              -----------------------------------------
                                            Kieran E. Burke
                                   Chairman and Chief Executive Officer



                               /s/ JAMES F. DANNHAUSER
                              -----------------------------------------
                                            James F. Dannhauser
                                         Chief Financial Officer