Form 10-Q
period 1998-09-27
SIX FLAGS ENTERTAINMENT CORP
filed 1998-11-12
CIK 901508

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

(Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for Quarterly Period Ended September 27, 1998

                                       OR

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to
      ____________

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

      At October 30, 1998, Six Flags Entertainment Corporation had outstanding 1,000 shares of Common Stock.

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

                                                Pre-Acquisition       Post-Acquisition
                                                    (Note 1)              (Note 1)
                                                December 28, 1997     September 27, 1998
                                               ------------------    -------------------
                                                                        (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents...............     $   16,805            $   161,294
    Receivables, net........................          3,258                 26,630
    Receivable from affiliate...............          4,000                     --
    Inventories, net........................         14,338                 15,679
    Prepaid expenses and other current
      assets ...............................         11,899                  8,411
                                                 ----------            -----------
       Total current assets.................         50,300                212,014
Property and equipment, net.................        492,137                837,565
Investment in co-venture parks, net.........         78,370                     --
Deferred financing costs, net...............         20,171                 12,276
Restricted-use investments..................             --                180,873
Deposits and other assets...................         26,784                 26,894
Intangible assets, net......................        196,928              1,210,846
                                                 ----------            -----------
       Total assets.........................     $  864,690            $ 2,480,468
                                                 ==========            ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable........................     $   21,055            $    26,015
    Accrued liabilities.....................         43,390                102,888
    Payable to affiliate....................             --                  5,147
    Current portion of long-term debt.......         26,130                  1,493
    Short-term borrowings...................         30,503                     --
                                                 ----------            -----------
       Total current liabilities............        121,078                135,543
Notes payable...............................        404,869                672,967
Credit facilities...........................        348,500                409,000
Other long-term liabilities.................         12,420                 38,840
Deferred income taxes.......................             --                147,142
Minority interest...........................            150                    266
                                                 ----------            -----------
       Total liabilities....................        887,017              1,403,758
Stockholders' equity (deficit):
    Convertible preferred stock.............            100                     --
    Common stock............................             --                     --
    Additional paid-in capital..............         40,217              1,013,197
    Retained earnings (accumulated deficit).       (59,867)                 63,513
    Unearned compensation reserved stock
      awards ...............................        (2,777)                     --
                                                 ----------            -----------
       Total stockholders'
         equity (deficit)...................       (22,327)              1,076,710
                                                 ----------            -----------
       Total liabilities
         and stockholders' equity ..........     $  864,690            $ 2,480,468
                                                 ==========            ===========

                 See Notes to Consolidated Financial Statements

                       SIX FLAGS ENTERTAINMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          Three Months Ended September 28, 1997 and September 27, 1998
                          (Unaudited and In Thousands)

                                           Pre-Acquisition        Post-Acquisition
                                               (Note 1)               (Note 1)
                                             Three Months           Three Months
                                                Ended                  Ended
                                           September 28, 1997     September 27, 1998
                                           ------------------     ------------------
Revenues:
   Theme park admissions................      $  183,387             $  121,424
   Theme park food, merchandise
     and other .........................         162,686                127,797
                                              ----------             ----------
   Total revenues.......................         346,073                249,221

Operating costs and expenses:
   Operating expenses...................         111,120                 69,362
   Selling, general and administrative..          27,406                 21,461
   Costs of products sold...............          50,000                 36,411
   Depreciation and amortization........          20,736                 22,801
   Off season expense accrual...........         102,093                     --
                                              ----------             ----------
   Total operating costs and expenses...         311,355                150,035

   Income from operations...............          34,718                 99,186

Other income (expense):
   Interest expense, net................         (21,452)               (17,125)
   Minority interest in earnings........            (792)                  (116)
                                              ----------             ----------
   Total other income (expense).........         (22,244)               (17,241)

   Income before income taxes...........          12,474                 81,945
Income tax expense......................          (5,928)               (35,525)
                                              ----------             ----------

   Net income...........................      $    6,546             $   46,420
                                              ==========             ==========

                 See Notes to Consolidated Financial Statements

                       SIX FLAGS ENTERTAINMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
       Nine Months Ended September 28, 1997, 93-Day Period Ended March 31,
                1998 and 180-Day Period Ended September 27, 1998
                          (Unaudited and In Thousands)

                                       Pre-Acquisition     Pre-Acquisition     Post-Acquisition
                                           (Note 1)           (Note 1)             (Note 1)
                                         Nine Months           93-Day              180-Day
                                            Ended           Period Ended         Period Ended
                                       September 28, 1997  March 31, 1998      September 27, 1998
                                      -------------------  ---------------     ------------------
Revenues:
   Theme park admissions ................   $ 334,321         $  12,680            $ 233,934
   Theme park food, merchandise
     and other ..........................     309,431            11,591              215,774
                                            ---------         ---------            ---------
   Total revenue ........................     643,752            24,271              449,708

Operating costs and expenses:
   Operating expenses ...................     283,893            85,307              135,797
   Selling, general and administrative ..      89,493            57,853               50,796
   Costs of products sold ...............      93,032             3,750               63,366
   Depreciation and amortization ........      62,520            18,022               44,315
   Off season expense accrual ...........      57,631           (86,196)                  --
                                            ---------         ---------            ---------
   Total operating costs and expenses ...     586,569            78,736              294,274

   Income (loss) from operations ........      57,183           (54,465)             155,434

Other income (expense):
   Interest expense, net ................     (63,206)          (21,902)             (38,306)
   Minority interest in earnings ........        (792)               --                 (116)
   Gain on disposal of assets ...........          --             5,411                   --
                                            ---------         ---------            ---------
   Total other income (expense) .........     (63,998)          (16,491)             (38,422)

   Income (loss) before income taxes ....      (6,815)          (70,956)             117,012
Income tax (expense) benefit ............         201            27,792              (53,499)
                                            ---------         ---------            ---------

   Net income (loss) ....................   $  (6,614)        $ (43,164)           $  63,513
                                            =========         =========            =========

                 See Notes to Consolidated Financial Statements

                       SIX FLAGS ENTERTAINMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
       Nine Months Ended September 28, 1997, 93-Day Period Ended March 31,
                1998 and 180-Day Period Ended September 27, 1998
                          (Unaudited and In Thousands)

                                                       Pre-Acquisition     Pre-Acquisition     Post-Acquisition
                                                           (Note 1)           (Note 1)             (Note 1)
                                                         Nine Months           93-Day              180-Day
                                                            Ended           Period Ended         Period Ended
                                                      September 28, 1997  March 31, 1998      September 27, 1998
                                                      ------------------  ----------------    ------------------
Operating Activities:
Net income (loss) ....................................   $  (6,614)         $ (43,164)            $  63,513
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
   Depreciation and amortization .....................      62,520             18,022                44,315
   Deferred income tax ...............................          --                 --                53,499
   Non-cash interest expense .........................      35,513             12,959                 9,380
   Interest accretion on restricted use investment ...          --                 --                (4,845)
   Minority interest in earnings .....................         792                 --                   116
   Undistributed loss of co-venture parks ............          --             32,698                    --
   Off-season expense accrual ........................      57,631            (86,196)                   --
Changes in current assets and liabilities:
   Receivables .......................................     (17,909)             5,742               (25,304)
   Inventories .......................................      (2,788)            (8,427)                4,101
   Prepaid expenses and other current assets .........       1,635            (16,425)               (3,920)
   Accounts payable and accrued liabilities ..........      (9,814)            44,443                 2,362
Other, net ...........................................        (651)            (3,725)                1,211
                                                         ---------          ---------             ---------
Net cash provided by (used in) operating activities ..     119,523            (44,073)              144,428
                                                         ---------          ---------             ---------

Investing Activities:
Investment in co-venture parks .......................     (18,459)            (6,374)                   --
Purchase of property and equipment ...................     (52,943)           (25,335)              (25,815)
Receipt from sale of land and property ...............       2,000                 --                    --
Purchase of co-venture partnership units .............     (62,678)          (117,984)                   --
Sale of interest in co-venture partnership units .....          --                 --                46,000
Purchase of restricted use investments ...............          --                 --              (176,028)
Prepayment of co-venture obligations .................          --            (13,866)                   --
                                                         ---------          ---------             ---------
Net cash used in investing activities ................    (132,080)          (163,559)             (155,843)
                                                         ---------          ---------             ---------

Financing Activities:
Net proceeds from revolving line of credit ...........      39,415             75,000                    --
Proceeds (repayment) of bank debt ....................     (39,000)           165,000              (588,500)
Proceeds (repayment) of other debt ...................      19,507            (30,503)                   --
Advances on credit facility ..........................          --                 --               410,000
Proceeds from issuance of notes payable ..............          --                 --               170,000
Payment of debt issuance costs .......................          --                 --               (13,212)
Capital contribution .................................          --                 --               175,751
                                                         ---------          ---------             ---------
Net cash provided by financing activities ............      19,922            209,497               154,039
                                                         ---------          ---------             ---------
Increase in cash and cash equivalents ................       7,365              1,865               142,624
Cash and cash equivalents at beginning of period .....      45,587             16,805                18,670
                                                         ---------          ---------             ---------
Cash and cash equivalents at end of period ...........   $  52,952          $  18,670             $ 161,294
                                                         =========          =========             =========

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

      Prior to April 1, 1998, Six Flags operated twelve "Six Flags" branded theme parks in eight locations throughout the United States. At September 27, 1998, nine of the theme parks, Six Flags Great Adventure and Wild Safari Animal Park (New York-Philadelphia), Six Flags Great America (Chicago-Milwaukee), Six Flags Magic Mountain and Six Flags Hurricane Harbor (Los Angeles), Six Flags AstroWorld and Six Flags Waterworld (Houston), Six Flags St. Louis (St. Louis) and Six Flags Hurricane Harbor (Dallas-Ft. Worth) were owned by Six Flags. Six Flags Fiesta Texas located in San Antonio, Texas was leased by a limited partnership of which a subsidiary of Six Flags is a general partner and manages the park. On October 30, 1998, Six Flags purchased the minority interest in the limited partnership and title to the park. Two parks -- Six Flags Over Texas (Dallas-Ft. Worth) and Six Flags Over Georgia (Atlanta) (the "Co-Venture Parks") -- are owned by limited partnerships of which the managing general partner was (prior to April 1, 1998) a wholly-owned subsidiary of Six Flags. On April 1, 1998, Premier Parks Inc. ("Premier") purchased all of the capital stock of SFEC. At that time, Six Flags' interests in the Co-Venture Parks were transferred to Premier. See Note 2.

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

      The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the period ended December 28, 1997 included in SFEC's Registration Statement on Form S-3 (Reg No. 333-46897).

      The accompanying consolidated financial statements have not been audited; however, in the opinion of management, all adjustments, which consist of normal recurring accruals necessary for a fair presentation of the results of such interim periods, are included. The results of operations for the interim periods are not indicative of the results expected for the full year. In particular, the Company's theme park operations contribute most of their annual revenue during the period from Memorial Day to Labor Day each year.

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

      Basis of Presentation

      As discussed above, Premier purchased SFEC on April 1, 1998. In accordance with Staff Accounting Bulletin No. 54 ("SAB No. 54"), SFEC has recognized the "pushdown" of the SFEC purchase price recognized by Premier. According to the provisions of SAB No. 54, purchase transactions that result in an entity becoming substantially wholly owned establish a new basis of accounting for the purchased assets and liabilities. According to SAB No. 54, when the form of ownership is within the control of the parent, the basis of accounting for purchased assets and liabilities should be the same regardless of whether the entity continues to exist or is merged into the parent's operations. Therefore, Premier's cost of acquiring SFEC was pushed down, i.e., used to establish a new accounting basis in SFEC's separate financial statements. As a result of the purchase and the conforming of SFEC's accounting methods to be consistent with those of Premier, SFEC recorded the following purchase price adjustments (amounts in thousands):

                                                 Increase
                                                (decrease)
                                                ----------

                  Current assets               $   (27,008)
                  Property and equipment           329,579
                  Intangible assets                938,360
                  Deferred charges                 (19,144)
                  Deposits and other assets        (16,366)
                  Accrued liabilities               22,800
                  Long-term debt                    51,591
                  Deferred income taxes             93,644
                  Stockholders' equity           1,037,386

      The financial statements of SFEC prior to April 1, 1998 reflect the accounting basis and principles used by SFEC prior to its acquisition by Premier. The financial statements of SFEC subsequent to April 1, 1998 reflect the accounting basis and principles used by SFEC subsequent to its acquisition by Premier. The vertical line that separates SFEC into the pre-Acquisition period and post- Acquisition period emphasizes that the new basis of accounting used by SFEC after the purchase by Premier is not comparable to the basis of accounting used by SFEC prior to the purchase by Premier.

      Additionally, the accompanying notes to SFEC's financial statements disclose: (1) the relationship between Premier and SFEC; (2) that SFEC does not guarantee any of Premier's debt, nor pledge assets or stock as security for Premier's debt; and (3) that SFEC's ability to pay dividends is restricted by its and its subsidiaries' debt indentures.

2.    The Acquisition

      On April 1, 1998, Premier acquired all of the outstanding capital stock of SFEC pursuant to an Agreement and Plan of Merger dated as of February 9, 1998 (the "Acquisition") from Time Warner Entertainment Company, L.P. and Boston Ventures Management, Inc. and others for approximately $976.0 million, paid in cash. In addition, Premier repaid, assumed or refinanced approximately $1.0

SIX FLAGS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

billion of Company debt (including approximately $285.0 million in aggregate principal amount at maturity of the Six Flags 12 1/4% Series A Senior Subordinated Discount Notes due 2005 (the "SFTP Notes") and approximately $161.1 accreted value at December 28, 1997 of SFEC Notes (the "Old SFEC Notes")). Premier funded the Acquisition with the proceeds of concurrent public offerings and bank facilities (including a new $472.0 million credit facility of Six Flags (the "Six Flags Credit Facility") and $170.0 million of 8 7/8% Senior Notes due 2006 of SFEC (the "SFEC Notes")). See Note 3. The proceeds of the SFEC Notes, together with other cash, were deposited in escrow to provide for the repayment in full at or prior to maturity in 1999 of the Old SFEC Notes. Pursuant to the Acquisition, Six Flags transferred, for $46.0 million in cash and assumption of debt, to Premier all of their interests in the limited partnerships that own the Co-Venture Parks. Also in connection with the Acquisition, Premier and Warner Bros. Consumer Products Division entered into a long-term licensing agreement that gives Premier (and its subsidiaries, Six Flags and PPO) the exclusive theme park usage rights in the U.S. and Canada (excluding the Las Vegas, Nevada Metropolitan area) of all Warner Bros. and DC Comics animated cartoon and comic book characters.

      The following results reflect the pro forma effects for the relevant nine-month periods of 1997 and 1998 as if the Acquisition and the transfer and sale of the interests of the Company in the Co-Venture Parks had occurred on December 30, 1996 (the first day of SFEC's 1997 fiscal year):

                                                            1998          1997
                                                           -----          ----
                                                              (In Thousands)
      Revenues..................................         $ 473,111     $ 489,247
      Net income................................            15,776        27,702

3.    Long-Term Indebtedness

      (a) On April 1, 1998, SFEC issued $170.0 million principal amount of SFEC Notes, which are senior obligations of SFEC. The SFEC Notes were guaranteed on a fully subordinated basis by Premier. The SFEC Notes require annual interest payments of approximately $15.1 million (8 7/8% per annum) and, except in the event of a change of control of SFEC and certain other circumstances, do not require any principal payments prior to their maturity in 2006. The SFEC Notes are redeemable, at SFEC's option in whole or part, at any time on or after April 1, 2002, at varying redemption prices. The net proceeds of the SFEC Notes, together with other funds, were deposited in a restricted use investment in escrow to provide for the repayment in full of the Old SFEC Notes (with a carrying value of $180.9 million at September 27, 1998).

      The indenture under which the SFEC Notes were issued limits the ability of SFEC and its subsidiaries to dispose of assets; incur additional indebtedness or liens; pay dividends; engage in mergers or consolidations; and engage in certain transactions with affiliates.

      (b) The SFTP Notes are senior subordinated obligations of SFTP in an aggregate principal amount of $285.0 million. The SFTP Notes require interest payments of approximately $34.9 million per annum (12 1/4% per annum), with the first payment due in December 1998, and, except in certain circumstances, do not require principal payments prior to their maturity in 2005. The SFTP Notes are guaranteed on a senior subordinated basis by the principal operating subsidiaries of SFTP. The SFTP Notes are redeemable, at SFTP's option, in whole or in part, at any time on or after June 15, 2000, at varying redemption prices. As a result of the application of purchase accounting, the carrying value

SIX FLAGS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of the SFTP Notes was increased to $318.5 million, which was the estimated fair value at the acquisition date of April 1, 1998. The premium that resulted from the adjustment of the carrying value will be amortized as a reduction to interest expense over the remaining term of the SFTP Notes and will result in an effective interest rate of approximately 9 3/4%.

      The indenture under which the SFTP Notes were issued limits the ability of SFTP and its subsidiaries to dispose of assets; incur additional indebtedness or liens; pay dividends; engage in mergers or consolidations; and engage in certain transactions with subsidiaries and affiliates.

      (c) On April 1, 1998, SFTP entered into the Six Flags Credit Facility, pursuant to which it had outstanding $410.0 million at September 27, 1998. The Six Flags Credit Facility includes (i) a $100.0 million five-year revolving credit facility to be used to refinance pre-existing Six Flags bank indebtedness and for working capital and other general corporate purposes (of which $38.0 million was outstanding on September 27, 1998); and (ii) a $372.0 million term loan facility (the "Term Loan Facility") which was fully drawn on September 27, 1998. Borrowings under the Term Loan Facility will mature on November 30, 2004. However, aggregate principal payment and reductions of $1.0 million are required during each of the first, second, third and fourth year; aggregate principal payments of $25.0 million and $40.0 million are required in years five and six, respectively, and $303.0 million (or such lesser amount as may then be outstanding) at maturity. Borrowings under the Six Flags Credit Facility are secured by substantially all of the assets of SFTP and its subsidiaries and a pledge of the stock of SFTP, and is guaranteed by such subsidiaries and SFEC.

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

Item 2 -- Management's Discussion and Analysis of
          Financial Condition and Results of Operations

RESULTS OF OPERATIONS

      General

      Prior to the Acquisition, the Company was the general partner in the limited partnerships that owned the Co-Venture Parks. For the historical periods prior to that date, the Company accounted for the Co-Venture Parks as co-ventures, i.e., their revenues and expenses (excluding partnership depreciation) were included in the Company's consolidated statements of operations and the net amounts distributed to the limited partners were deducted as expenses. The investment in the Co-Venture Parks included in the Company's December 28, 1997 historical consolidated balance sheet represented (i) Six Flags' interest in the estimated future cash flows from the operations of the Co-Venture Parks, which was amortized over the life of the partnership agreements, and (ii) the cost of limited partnership units purchased pursuant to the tender offers relating to the parks.

      In connection with the Acquisition, the Company transferred its interests in the Co-Venture Parks to Premier for cash and assumption of debt. Accordingly, cash flows from these parks will not be available to service the debt of the Company (including the SFEC Notes, the SFTP Notes and borrowings under the Six Flags Credit Facility) and the Company has no continuing interest in the revenues or cash flows of the Co-Venture Parks. However, the Company is a guarantor of certain obligations to the limited partners of the Co-Venture Parks. Historical results of the Company include the results of the Co-Venture Parks which were transferred to Premier as part of the Acquisition for the first three months of 1998 and for each of the 1997 periods.

      Results of operations for the aggregate nine-month period ended September 27, 1998 are not indicative of the results expected for the full year. In particular, the Company's theme park operations contribute most of their annual revenue during the period from Memorial Day to Labor Day each year.

      Aggregate nine-month period ended September 27, 1998 vs. Nine months ended September 28, 1997

      The table below sets forth certain pro forma financial information with respect to the Company for the first nine months of 1997 and the aggregate nine-month period ended September 27, 1998. The pro forma adjustments to the first nine months of 1997 reflect only (i) the transfer of the Company's interests in the Co-Venture Parks and (ii) changes in certain accounting policies to match those followed by Premier, including the elimination of the deferral of off-season expenses and an intra-period change in the recognition of season pass revenue, in each case as if the Acquisition had occurred on December 30, 1996. The pro forma adjustments to the aggregate nine-month period ended September 27, 1998 reflect the two adjustments described above along with (i) the elimination of deferred compensation expense arising out of the exercise of stock options in connection with the Acquisition and (ii) reductions in park-level operating expenses and selling, general and administrative expenses, in each case as if the Acquisition had occurred on December 29, 1997.

Item 2 -- Management's Discussion and Analysis of
             Financial Condition and Results of Operations (Continued)

                                                           Nine Months Ended September 27, 1998
                                     -----------------------------------------------------------------------------------
                                      Post-Acquisition  Pre-Acquisition
                                       180-Day Period    93-Day Period
                                           Ended             Ended         Co-Venture        Pro forma          Company
                                     September 27, 1998  March 31, 1998    Adjustments      Adjustments        Pro forma
                                     ------------------  --------------    -----------      -----------        ---------
Revenues:
   Theme park admissions .........        $ 233,934         $ 12,680         $ (3,915)        $  6,282         $ 248,981
   Theme park food, merchandise
     and other ...................          215,774           11,591           (3,235)              --           224,130
                                          ---------         --------         --------         --------         ---------
   Total revenue .................          449,708           24,271           (7,150)           6,282           473,111

Operating costs and expense:
   Operating expenses ............          135,797           85,307          (27,875)         (21,750)          171,479
   Selling, general and
     administrative ..............           50,796           57,853           (2,859)         (44,147)           61,643
   Costs of products sold ........           63,366            3,750             (988)              --            66,128
   Depreciation and
     amortization ................           44,315           18,022             (393)           4,797            66,741
   Off season expense deferral....               --          (86,196)              --           86,196                --
                                          ---------         --------         --------         --------         ---------
   Total operating costs
     and expenses ................          294,274           78,736          (32,115)          25,096           365,991

   Income from operations ........          155,434          (54,465)          24,965          (18,814)          107,120

Other income (expense):
   Interest expense, net .........          (38,306)         (21,902)             640               82           (59,486)
   Minority interest in
     earnings ....................             (116)              --               --               --              (116)
   Gain on disposal of assets ....               --            5,411               --           (5,411)               --
                                          ---------         --------         --------         --------         ---------
   Total other income
     (expense) ...................          (38,422)         (16,491)             640           (5,329)          (59,602)

   Income (loss) before taxes ....          117,012          (70,956)          25,605          (24,143)           47,518
Income tax benefit (expense) .....          (53,499)          27,792          (10,242)           4,197           (31,752)
                                          ---------         --------         --------         --------         ---------
   Net income (loss) .............        $  63,513         $(43,164)        $ 15,363         $(19,946)        $  15,766
                                          =========         ========         ========         ========         =========

                                                 Nine Months Ended September 28, 1997
                                        -------------------------------------------------------
                                         Pre-Acquisition
                                           Nine Months
                                              Ended         Co-Venture   Pro forma    Company
                                        September 28, 1997  Adjustments  Adjustments Pro forma
                                        ------------------  -----------  ----------- ---------
Revenues:
   Theme park admissions..........         $ 334,321        $ (68,990)    $  4,410    $ 269,741
   Theme park food, merchandise
     and other....................           309,431          (89,925)          --      219,506
                                           ---------        ---------     --------    ---------
   Total revenue..................           643,752         (158,915)       4,410      489,247

Operating costs and expense:
   Operating expenses.............           283,893          (81,228)          --      202,665
   Selling, general and
     administrative ..............            89,493          (15,608)          --       73,885
   Costs of products sold.........            93,032          (21,834)          --       71,198
   Depreciation and
     amortization.................            62,520          (10,298)          --       52,222
   Off season expense deferral....            57,631               --      (57,631)          --
                                           ---------        ---------     --------    ---------
   Total operating costs
     and expenses ................           586,569         (128,968)     (57,631)     399,970

   Income from operations.........            57,183          (29,947)      62,041       89,277

Other income (expense):
   Interest expense, net..........           (63,206)           1,672           --      (61,534)
   Minority interest in
     earnings.....................              (792)              --           --         (792)
   Gain on disposal of assets.....                --               --           --           --
                                           ---------        ---------     --------    ---------
   Total other income (expense)...           (63,998)           1,672           --      (62,326)

   Income (loss) before taxes.....            (6,815)         (28,275)      62,041       26,951
Income tax benefit (expense)......               201           11,310      (24,816)     (13,305)
                                           ---------        ---------     --------    ---------
   Net income (loss)..............         $  (6,614)       $ (16,965)    $ 37,225    $  13,646
                                           =========        =========     ========    =========

Item 2 -- Management's Discussion and Analysis of
          Financial Condition and Results of Operations (Continued)

      Adjusted revenues aggregated $473.1 million for the nine-month period of 1998 compared to $643.7 million (actual) and $489.2 million (adjusted) for the nine months of 1997. The 3.3% decrease in revenues compared to 1997 adjusted revenues resulted from an approximate 7.4% decline in attendance in the 1998 period, which was partially offset by higher spending per guest in that period.

      Adjusted operating expenses for the nine-month period of 1998 declined $112.4 million and $31.2 million respectively, compared to the actual and adjusted amounts for the nine months of 1997. The 15.4% decline compared to adjusted operating expenses for 1997 resulted from lower compensation, outside services and repair and maintenance expenses resulting from improved operating efficiencies achieved during the 1998 period.

      Adjusted selling, general and administrative expenses for the 1998 period declined $27.8 million and $12.2 million, respectively, compared to the actual and adjusted levels for the nine months of 1997. The 16.6% decline compared to the adjusted selling, general and administrative expenses in 1997 resulted primarily from reduced corporate-level expenditures, including staffing, and, to a lesser extent, lower advertising expense.

      Adjusted costs of products sold declined $26.9 million and $5.1 million, respectively, compared to the actual and adjusted amounts for the nine months of 1997. The 7.1% decrease compared to the adjusted amounts for the nine months of 1997 resulted primarily from lower sales volume.

      Adjusted depreciation and amortization expense increased $4.2 million and $14.5 million, respectively, compared to the actual and the adjusted amounts for 1997. The increase in depreciation and amortization expense resulted from the increase in the carrying value of property and equipment and intangible assets resulting from the purchase accounting used in conjunction with the Acquisition. Interest expense, net for the 1998 period decreased $2.1 million compared to the adjusted amount for the nine months of 1997. This decrease is primarily due to the lower effective interest rate associated with the Company's debt subsequent to the Acquisition.

      Adjusted income tax expense was $31.8 million for the 1998 period as compared to a tax benefit of $0.2 million (actual) and a tax expense of $13.3 (adjusted) for the 1997 period. The adjusted income tax benefit as a percentage of income before income taxes for the 1998 period was 66.8% compared to 49.4% (adjusted) for the 1997 period. The change was a function of the increase in non-deductible intangible asset amortization associated with the Acquisition. Approximately $12.3 million of non-deductible amortization will be recognized each quarter. The Company's quarterly effective tax rate will vary from period-to-period based upon the inherent seasonal nature of the theme park business.

      Three months ended September 27, 1998 vs. Three months ended September 28, 1997

      The table below sets forth certain pro forma financial information with respect to the Company for the third quarter of 1997 and the three months ended September 27, 1998. The pro forma adjustments to the third quarter of 1997 reflect only (i) the transfer of the Company's interests in the Co-Venture Parks and (ii) changes in certain accounting policies to match those followed by Premier, including the elimination of the deferral of off-season expenses and an intra-period change in the recognition of season pass revenue, in each case as if the acquisition had occurred on December 30, 1996. The pro forma adjustments to the three months ended September 27, 1998 reflect reductions in park-level operating expenses and selling, general and administrative expenses as if the Acquisition had occurred on December 29, 1997.

Item 2 -- Management's Discussion and Analysis of
          Financial Condition and Results of Operations (Continued)

                                                Three Months Ended September 27, 1998
                                      ---------------------------------------------------------
                                      Post-Acquisition
                                      Three Months Ended    Co-Venture    Pro forma    Company
                                      September 27, 1998    Adjustments  Adjustments  Pro forma
                                      ------------------    -----------  -----------  ---------
Revenues:
   Theme park admissions.............     $ 121,424          $    --       $    --    $ 121,424
   Theme park food, merchandise and
     other ..........................       127,797               --            --      127,797
                                          ---------          -------       -------    ---------
   Total revenue.....................       249,221               --            --      249,221

Operating costs and expense:
   Operating expenses................        69,362               --        (5,494)      63,868
   Selling, general and
     administrative .................        21,461               --        (4,256)      17,205
   Costs of products sold............        36,411               --            --       36,411
   Depreciation and amortization.....        22,801               --            --       22,801
   Off season expense deferral.......            --               --            --           --
                                          ---------          -------       -------    ---------
   Total operating costs and
     expenses .......................       150,035               --        (9,750)     140,285

   Income from operations............        99,186               --         9,750      108,936

Other income (expense):
   Interest expense, net.............       (17,125)              --            --      (17,125)
   Minority interest in earnings.....          (116)              --            --         (116)
   Gain on disposal of assets........            --               --            --           --
                                          ---------          -------       -------    ---------
   Total other income (expense)......       (17,241)              --            --     (17,241)

   Income before taxes...............        81,945               --         9,750       91,695
Income tax benefit (expense).........       (35,525)              --        (4,986)     (40,511)
                                          ---------          -------       -------    ---------
   Net income .......................     $  46,420          $    --       $ 4,764    $  51,184
                                          =========          =======       =======    =========

                                                              Three Months Ended September 28, 1997
                                              ---------------------------------------------------------------
                                              Pre-Acquisition
                                              Three Months Ended    Co-Venture    Pro forma      Company
                                              September 28, 1997    Adjustments  Adjustments    Pro forma
                                              ------------------    -----------  -----------    ---------
Revenues:
   Theme park admissions.............           $ 183,387           $ (27,718)    $ (9,993)     $ 146,676
   Theme park food, merchandise
     and other ......................             162,686             (51,187)          --        111,499
                                                ---------           ---------     --------      ---------
   Total revenue.....................             346,073             (78,905)      (9,993)       257,175

Operating costs and expense:
   Operating expenses................             111,120             (30,282)          --         80,838
   Selling, general and
     administrative .................              27,406              (3,508)          --         23,898
   Costs of products sold............              50,000             (10,794)          --         39,206
   Depreciation and amortization.....              20,736              (2,584)          --         18,152
   Off season expense deferral.......             102,093                  --     (102,093)            --
                                                ---------           ---------     --------      ---------
   Total operating costs and expenses             311,355             (47,168)    (102,093)       162,094

   Income from operations............              34,718             (31,737)      92,100         95,081

Other income (expense):
   Interest expense, net.............             (21,452)                670           --        (20,782)
   Minority interest in earnings.....                (792)                 --           --           (792)
   Gain on disposal of assets........                  --                  --           --             --
                                                ---------           ---------     --------      ---------
   Total other income (expense)......             (22,244)                670           --        (21,574)

   Income (loss) before taxes........              12,474             (31,067)      92,100         73,507
Income tax benefit (expense).........              (5,928)             12,427      (36,840)       (30,341)
                                                ---------           ---------     --------      ---------
   Net income (loss).................           $   6,546           $ (18,640)    $ 55,260      $  43,166
                                                =========           =========     ========      =========

Item 2 -- Management's Discussion and Analysis of
          Financial Condition and Results of Operations (Continued)

      Revenues for the third quarter of 1998 totaled $249.2 million compared to $346.1 million (actual) and $257.2 million (adjusted) for the third quarter of 1997. The 3.1% decrease in revenues compared to third quarter 1997 adjusted revenues resulted from an approximate 4.7% decline in attendance in the 1998 period, partially offset by higher spending per guest in that period.

      Adjusted operating expenses for the third quarter of 1998 declined $47.3 million and $17.0 million, respectively, compared to the actual and adjusted expenses for the third quarter of 1997. The 21.0% decrease compared to the adjusted expenses for 1997 resulted from improved operating efficiencies achieved during the third quarter of 1998.

      Adjusted selling, general and administrative expenses declined $10.2 million and $6.7 million, respectively, compared to the actual and adjusted amounts for 1997. The 28.0% decline compared to the adjusted expenses for 1997 resulted primarily from lower corporate expenditures, including staffing, in the 1998 quarter.

      Adjusted costs of products sold declined $13.6 million and $2.8 million, respectively, compared to the actual and adjusted costs in 1997. The 7.1% decrease compared to the adjusted 1997 costs resulted primarily from lower sales volume.

      Depreciation and amortization expense for the third quarter of 1998 increased $2.1 million and $4.6 million, respectively, compared to the actual and adjusted expenses in the third quarter of 1997. The increase in depreciation and amortization expense resulted from the increase in the carrying value of property and equipment and intangible assets resulting from the purchase accounting used in conjunction with the Acquisition. Interest expense for the third quarter of 1998 decreased $3.7 million compared to the adjusted third quarter of 1997. This decrease is primarily due to the lower effective interest rate associated with the Company's debt subsequent to the Acquisition.

      Adjusted income tax expense was $40.5 million for the 1998 period as compared to $30.3 million for the 1997 adjusted period. The adjusted income tax expense as a percentage of income before income taxes was 44.2% for the 1998 period as compared to 41.3% (adjusted) for the 1997 period. The change was a function of the increase in non-deductible intangible asset amortization associated with the Acquisition. Approximately $12.3 million of non-deductible amortization will be recognized each quarter. As a result, the Company's quarterly effective tax rate will vary from period-to-period based upon the inherent seasonal nature of the theme park business.

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

      At September 27, 1998, the Company's indebtedness (including $180.4 million carrying value of the Old SFEC Notes which will be repaid in full from the proceeds of the SFEC Notes, together with other funds, which have been deposited in a restricted-use investment in escrow) aggregated $1,083.5 million, of which $1.5 million matures prior to September 27, 1999. See Note 3 to the Company's Consolidated Financial Statements for additional information regarding the Company's indebtedness.

Item 2 -- Management's Discussion and Analysis of
          Financial Condition and Results of Operations (Continued)

      During the first nine months of 1998, the Company generated $100.4 million in aggregate net operating cash. Aggregate net cash used in investing activities in that period aggregated approximately $319.4 million, $138.2 million of which represented amounts invested in the Co-Venture Parks, $176.0 million represented the restricted-use investment relating to the Old SFEC Notes and $51.2 million consisted of capital expenditures, offset by the cash proceeds from the transfer of the Company's interests in the Co-Venture Parks to Premier. Aggregate net cash provided by financing activities for the period aggregated $363.5 million, representing proceeds from a capital contribution of $175.8 million combined with proceeds from the Six Flags Credit Facility and SFEC Notes, offset in part by repayments of indebtedness and debt issuance costs in connection with the Acquisition.

      On October 30, 1998, the Company purchased the 40% minority interest in Six Flags Fiesta Texas and title to the park for approximately $45.0 million in cash.

      The Company's liquidity could be adversely affected by unfavorable weather, accidents or the occurrence of an event or condition, including negative publicity or significant local competitive events that significantly reduce paid attendance and, therefore, revenue at any of its parks.

      Management believes that, based on current and anticipated operating results, cash flow from operations, available cash and available borrowings under the Six Flags Credit Facility will be adequate to meet the Company's future liquidity needs, including anticipated requirements for working capital, capital expenditures and scheduled debt payments, for at least the next several years. However, the Company may need to refinance all or a portion of its existing debt on or prior to maturity or to obtain additional financing.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED

      In February, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful as they previously were. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. The Company will adopt the new disclosure requirements in its annual financial statements for the year ending December 27, 1998.

      In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative (that is gains and losses) depends on the intended use of the derivative and the resulting designation. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. It is expected that the Company will adopt the provisions of SFAS No. 133 as of January 1, 2000. If the provisions of SFAS No. 133 were to be applied as of September 27, 1998, it would not have a material effect on the Company's consolidated financial position as of such date, or the results of operations for the nine-month period then ended.

Item 2 -- Management's Discussion and Analysis of
          Financial Condition and Results of Operations (Continued)

IMPACT OF YEAR 2000 ISSUE

      The Company's Year 2000 Project (the "Project") is in process. The Project is addressing the Year 2000 issue caused by computer programs being written utilizing two digits rather than four to define an applicable year. As a result, the Company's computer equipment, software and devices with embedded technology that are time sensitive may misinterpret the actual date beginning on January 1, 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, but not limited to, a temporary inability to process transactions.

      The Company has undertaken various initiatives intended to ensure that its computer equipment and software will function properly with respect to dates in the Year 2000 and thereafter. In planning and developing the Project, the Company has considered both its information technology ("IT") and its non-IT systems. The term "computer equipment and software" includes systems that are commonly thought of as IT systems, including accounting, data processing, telephone systems, scanning equipment and other miscellaneous systems. Those items not to be considered as IT technology include alarm systems, fax machines, monitors for park operations or other miscellaneous systems. Both IT and non-IT systems may contain embedded technology, which complicates the Company's Year 2000 identification, assessment, remediation and testing efforts. Based upon its identification and assessment efforts to date, the Company is in the process of replacing the computer equipment and upgrading the software it currently uses to become Year 2000 compliant. In addition, in the ordinary course of replacing computer equipment and software, the Company plans to obtain replacements that are in compliance with Year 2000.

      The Company has initiated correspondence with its significant vendors and service providers to determine the extent such entities are vulnerable to Year 2000 issues and whether the products and services purchased from such entities are Year 2000 compliant. The Company expects to receive a favorable response from such third parties and it is anticipated that their significant Year 2000 issues will be addressed on a timely basis.

      With regard to IT, non-IT systems and communications with third parties, the Company anticipates that the Project will be completed in November 1999.

      As noted above, the Company is in the process of replacing certain computer equipment and software because of the Year 2000 issue. The Company estimates that the total cost of such replacements will be no more than $1.0 million. Substantially all of the personnel being used on the Project are existing Company employees. Therefore, the labor costs of its Year 2000 identification, assessment, remediation and testing efforts, as well as currently anticipated labor costs to be incurred by the Company with respect to Year 2000 issues of third parties, are expected to be less than $0.5 million.

      The Company has not yet developed a most reasonably likely worst case scenario with respect to Year 2000 issues, but instead has focused its efforts on reducing uncertainties through the review described above. The Company has not developed Year 2000 contingency plans other than as described above, and does not expect to do so unless merited by the results of its continuing review.

      The Company presently does not expect to incur significant operational problems due to the Year 2000 issue. However, if all Year 2000 issues are not properly and timely identified, assessed, remediated and tested, there can be no assurance that the Year 2000 issue will not materially impact

Item 2 -- Management's Discussion and Analysis of
          Financial Condition and Results of Operations (Continued)

the Company's results of operations or adversely affect its relationships with vendors or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material impact on the Company's systems or results of operations.

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

Date: November 12, 1998

                                SIX FLAGS ENTERTAINMENT CORPORATION
                                -----------------------------------
                                           (Registrant)


                                       /s/ Kieran E. Burke
                                -----------------------------------
                                       Kieran E. Burke
                               Chairman and Chief Executive Officer


                                       /s/ James F. Dannhauser
                                -----------------------------------
                                        James F. Dannhauser
                                      Chief Financial Officer