Form 10-K
period 1999-01-03
SIX FLAGS ENTERTAINMENT CORP
filed 1999-04-13
CIK 901508

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-K

          (Mark One)

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended:  JANUARY 3, 1999
                                      ---------------

                                          OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from           to
                                              ---------    ------------

                        Commission File Number:  333-46897-01
                                                 ------------

                         SIX FLAGS ENTERTAINMENT CORPORATION
           ------------------------------------------------------------
                (Exact name of Registrant as specified in its charter)

                       DELAWARE                        22-3136577
           --------------------------------  --------------------------
            (State or other jurisdiction of         (I.R.S. Employer
            incorporation or organization)        Identification No.)

              11501 NORTHEAST EXPRESSWAY
                OKLAHOMA CITY, OKLAHOMA                  73131
           --------------------------------  --------------------------
            (Address of principal executive            (Zip Code)
                       offices)

          Registrant's telephone number, including area code: (405) 475-2500
                                                              --------------

          Securities registered pursuant to Sec. 12(b) of the Act:   None
                                                                   ---------

          Securities registered pursuant to Sec. 12(g) of the Act:   None
                                                                   ---------

               Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
          requirements for the past 90 days.      YES X  NO
                                                     ---    ---

               Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
          amendment to this Form 10-K.            [  ]

               State the aggregate market value of the voting stock held by non-affiliates (assuming, solely for the purposes of this Form, that all the directors of the Registrant are affiliates) of the
          Registrant:

               None. All of the capital stock of the Company is held by its parent, Premier Parks Inc.

               Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest most practicable date:

               The number of shares of Common Stock of the Registrant outstanding as of March 1, 1999 was 1,000.

               The Registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with reduced disclosure format.

                                        PART I


          ITEM 1.   BUSINESS

          INTRODUCTION
          ------------

               Six Flags Entertainment Corporation ("SFEC"), through its direct and indirect wholly-owned subsidiaries, S.F. Holdings, Inc. ("Holdings"), Six Flags Theme Parks Inc. ("SFTP" and, collectively with SFEC, Holdings and their subsidiaries, "Six Flags" or the "Company"), operates six regional theme parks, as well as three separately gated water parks and a wildlife safari animal park. SFEC and Holdings are holding companies, which have no significant operations independent of their ownership of SFTP. As the operator of a leading national system of regional theme parks for over thirty years, Six Flags has established a nationally recognized brand name and identity. On a pro forma basis, assuming the Company's interests in Six Flags Over Georgia and Six Flags Over Texas had been transferred on January 1, 1998, the Company's total revenue and earnings before interest, taxes, depreciation and amortization ("EBITDA") for the year ended January 3, 1999 would have been approximately $521.1 million and $149.6 million, respectively.

               Each of the parks is located in or near a major metropolitan area: Six Flags Great Adventure and Six Flags Wild Safari Animal Park -- New York/Philadelphia; Six Flags Magic Mountain and Six Flags Hurricane Harbor -- Los Angeles (collectively, "Six Flags California"); Six Flags Great America -- Chicago/Milwaukee; Six Flags Hurricane Harbor -- Dallas/Fort Worth; Six Flags Houston and Six Flags WaterWorld -- Houston (collectively, "Six Flags Houston"); Six Flags St. Louis - St. Louis; and Six Flags Fiesta Texas - San Antonio. Four of these parks are located in one of the top ten markets in the United States in terms of population.

               On April 1, 1998, Premier Parks Inc. ("Premier") acquired (the "Acquisition") 100% of the equity of SFEC for a cash purchase price of $965 million (plus an approximate $11 million adjustment) from Time Warner Entertainment Company and Boston Ventures. Premier also assumed or refinanced a total of approximately $1,032.1 million of Company debt outstanding at that date. As part of the Acquisition, the parties entered into a long-term licensing agreement that gives Premier and the Company the exclusive theme park rights in the U.S. (excluding the Las Vegas, Nevada Metropolitan area) and Canada of Warner Bros. and
          DC Comics animated characters. These characters include Bugs Bunny, Daffy Duck, Tweety Bird, Yosemite Sam, Batman, Superman and others.(1) As part of the Acquisition, Six Flags transferred to Premier all of its interest in the limited partnerships (the "Co-Venture Partnerships") that own Six Flags Over Texas and Six Flags Over Georgia (the "Co-Venture Parks") for a cash payment of approximately $46.0 million and the payment of $165.6 million of SFEC debt.

               The parks (other than the Six Flags Wild Safari Animal Park) are designed to provide a full day of entertainment, offering a broad selection of state-of-the-art thrill rides (or water rides


          -------------------------------

          (1) Looney Tunes, Bugs Bunny, Daffy Duck, Tweety Bird and Yosemite Sam are copyrights and trademarks of Warner Bros., a division of Time Warner Entertainment Company, L.P. ("TWE"). Batman and Superman are copyrights and trademarks of DC Comics, a partnership between TWE and a subsidiary of Time Warner Inc. Six Flags Great Adventure, Six Flags Great America, Six Flags and all related indicia are federally registered trademarks of Six Flags Theme Parks Inc., a subsidiary of the Company. Fiesta Texas and all related indicia are trademarks of Fiesta Texas, Inc., a subsidiary of the Company.

          and activities in the case of the three water parks), themed areas, concerts, shows, restaurants, theaters, game venues and merchandise outlets.

              The 1996 and 1997 fiscal years consisted of 52 weeks each and ended December 29, 1996 and December 28, 1997, respectively. The 1998 fiscal year consisted of 53 weeks and ended January 3, 1999.

          DESCRIPTION OF PARKS
          --------------------

              SIX FLAGS FIESTA TEXAS

              Six Flags Fiesta Texas, the 39th largest theme park in North America based on 1998 attendance, is located on approximately 206 acres of land in San Antonio, Texas. The San Antonio, Texas market provides the park with a permanent resident population of
          1.7 million people within 50 miles and 3.0 million people within 100 miles. The San Antonio market is the number 38 DMA in the United States. Based upon in-park surveys, approximately 34.8% of the visitors to the park in 1998 resided within a 50-mile radius of the park, and 44.8% resided within a 100-mile radius. Following the 1998 season, Premier purchased the 40% minority interest in Six Flags Fiesta Texas and title to the park for $45.0 million in cash.

              Six Flags Fiesta Texas' principal competitor is Sea World of Texas located in San Antonio. In addition, the park competes to a lesser degree with Six Flags Houston, the Company's park located in Houston, Texas, approximately 200 miles from the park.


              SIX FLAGS GREAT ADVENTURE AND SIX FLAGS WILD SAFARI ANIMAL
              PARK

              Six Flags Great Adventure, the 11th largest theme park in North America, and the separately gated adjacent Six Flags Wild Safari Animal Park, are located in Jackson, New Jersey, approximately 70 miles south of New York City and 50 miles east of Philadelphia. The New York and Philadelphia markets provide the parks with a permanent resident population of 12.4 million people within 50 miles and 25.9 million people within 100 miles. The New York and Philadelphia markets are the number 1 and number 4 DMAs in the United States, respectively. Based upon in-park surveys, approximately 53.9% of the visitors to the parks in 1998 resided within a 50-mile radius of the park, and 86.2% resided within a 100-mile radius.

              The Company owns a site of approximately 2,200 acres, of which approximately 125 acres are currently used for the theme park operations, and approximately 350 adjacent acres are used for the wildlife safari park, home to 55 species of 1,200 exotic animals which can be seen over a four and one-half mile drive. Approximately 1,640 acres remain undeveloped. Six Flags Great Adventure's principal competitors are Hershey Park, located in Hershey, Pennsylvania, approximately 150 miles from the park; and Dorney Park, located in Allentown, Pennsylvania, approximately 75 miles from the park.

              SIX FLAGS GREAT AMERICA

              Six Flags Great America, the 19th largest theme park in North America, is located in Gurnee, Illinois, between Chicago, Illinois and Milwaukee, Wisconsin. The Chicago and Milwaukee markets provide the park with a permanent resident population of
          7.8 million people within 50 miles and 12.0 million people within 100 miles. The Chicago and Milwaukee markets are the number 3 and number 31 DMAs in the United States, respectively. Based upon in-park surveys, approximately 66.6% of the visitors to the park in 1998 resided within a 50-mile radius of the park, and 82.0% resided within a 100-mile radius.

              The Company owns a site of approximately 440 acres of which 86 are used for the theme park operations, and approximately 106 usable acres are in a separate parcel available for expansion and complementary uses. Six Flags Great America currently has no direct theme park competitors in the region, but does compete to some extent with Kings Island, located near Cincinnati, Ohio, approximately 350 miles from the park; Cedar Point, located in Sandusky, Ohio, approximately 340 miles from the park; and Six Flags St. Louis, the Company's park located outside St. Louis, Missouri, approximately 320 miles from the park.

              SIX FLAGS HOUSTON AND SIX FLAGS WATERWORLD

              Six Flags Houston, the 30th largest theme park in North America, and the separately gated adjacent Six Flags WaterWorld, are located in Houston, Texas on the grounds of an entertainment and sports complex that includes the Houston Astrodome. The Houston, Texas market provides the parks with a permanent resident population of 4.3 million people within 50 miles and 5.2 million people within 100 miles. The Houston market is the number 11 DMA in the United States. Based upon in-park surveys, approximately 63.6% of the visitors to the theme park in 1998 resided within a 50-mile radius of the park, and 69.9% resided within a 100-mile radius.

              The Company owns a site of approximately 90 acres used for the theme park, and approximately 14 acres used for the water park. Six Flags Houston indirectly competes with Sea World of Texas and the Company's Six Flags Fiesta Texas, both located in San Antonio, Texas, approximately 200 miles from the park. Six Flags WaterWorld competes with Splashtown and Water Works, two nearby water parks.

              SIX FLAGS HURRICANE HARBOR

              Six Flags Hurricane Harbor, the 7th largest water park in the United States, is located in Arlington, Texas, between Dallas and Fort Worth, Texas. The Dallas/Fort Worth market provides the park with a permanent resident population of 4.5 million people within 50 miles and 5.6 million people within 100 miles. The Dallas/Fort Worth market is the number 8 DMA in the United States.

              The Company owns directly approximately 47 acres, of which approximately 18 acres are currently used for Hurricane Harbor and 31 acres remain undeveloped. Six Flags Hurricane Harbor has no direct competitors in the area other than a municipal water park.

              SIX FLAGS MAGIC MOUNTAIN AND SIX FLAGS HURRICANE HARBOR

              Six Flags Magic Mountain, the 15th largest theme park in North America, and the separately gated adjacent Six Flags Hurricane Harbor, the 15th largest water park in the United States, are located in Valencia, California, in the northwest section of Los Angeles County. The Los Angeles, California market provides the parks with a permanent resident population of
          9.8 million people within 50 miles and 15.8 million people within 100 miles. The Los Angeles market is the number 2 DMA in the United States. Based upon in-park surveys, approximately 44.5% of the visitors to the theme park in 1998 resided within a 50-mile radius of the parks, and 67.0% resided within a 100-mile radius.

              The Company owns a site of approximately 260 acres with 160 acres used for the theme park, and approximately 12 acres used for the pirate-themed water park. Six Flags Magic Mountain's principal competitors include Disneyland in Anaheim, California, located approximately 60 miles from the park, Universal Studios Hollywood in Universal City, California, located approximately 20 miles from the park, Knott's Berry Farm in Buena Park, California, located approximately 50 miles from the park, and Sea

          World of California in San Diego, California, located approximately 150 miles from the park. In early 1999, a new park, Legoland, opened approximately 120 miles from Magic Mountain. Six Flags Hurricane Harbor's only direct competitor in the area is Raging Waters, approximately 50 miles from the water park.

              SIX FLAGS ST. LOUIS

              Six Flags St. Louis, the 36th largest theme park in North America, is located in Eureka, Missouri, about 35 miles west of St. Louis, Missouri. The St. Louis market provides the park with a permanent resident population of 2.6 million people within 50 miles and 3.7 million people within 100 miles. The St. Louis market is the number 21 DMA in the United States. Based upon in-park surveys, approximately 55.3% of the visitors to the park in 1998 resided within a 50-mile radius of the park, and 65.1% resided within a 100-mile radius.

              The Company owns a site of approximately 497 acres used for the theme park operations. Six Flags St. Louis competes with Kings Island and The Beach, located near Cincinnati, Ohio, approximately 350 miles from the park; Cedar Point, located in Sandusky, Ohio, approximately 515 miles from the park; Silver Dollar City, located in Branson, Missouri, approximately 250 miles from the park; and Six Flags Great America, the Company's park located near Chicago, Illinois, approximately 320 miles from the park.

          MARKETING AND PROMOTION
          -----------------------

              The Company attracts visitors through locally oriented multi-media marketing and promotional programs for each of its parks. These programs are tailored to address the different characteristics of their respective markets and to maximize the impact of specific park attractions and product introductions. All marketing and promotional programs are updated or completely revamped each year to address new developments. Marketing programs are supervised by Premier's Senior Vice President for Marketing, with the assistance of senior management and in-house marketing staff, as well as its national advertising agency.

              The Company also develops partnership relationships with well-known national and regional consumer goods companies and retailers to supplement its advertising efforts and to provide attendance incentives in the form of discounts and/or premiums. The Company has also arranged for popular local radio and television programs to be filmed or broadcast live from its parks.

              Group sales and pre-sold tickets provide the Company with a consistent and stable base of attendance, representing over 35.2% of aggregate attendance in 1998 at the Company's parks. Each park has a group sales and pre-sold ticket manager and a well-trained sales staff dedicated to selling multiple group sales and pre-sold ticket programs through a variety of methods, including direct mail, telemarketing and personal sales calls.

              The Company has also developed effective programs for marketing season pass tickets. Season pass sales establish a solid attendance base in advance of the season, thus reducing exposure to inclement weather. Additionally, season pass holders often bring paying guests and generate "word-of-mouth" advertising for the parks. During 1998, 22.1% of visitors to the Company's parks utilized season passes.

              A significant portion of the Company's attendance is attributable to the sale of discount admission tickets. The Company offers discounts on season and multi-visit tickets, tickets for specific dates and tickets to affiliated groups such as businesses, schools and religious, fraternal and similar organizations. The increased in-park spending which results from such attendance is not offset by incremental operating expenses, since such expenses are relatively fixed during the operating season.

              The Company also implements promotional programs as a means of targeting specific market segments and geographic locations not reached through its group or retail sales efforts. The promotional programs utilize coupons, sweepstakes, reward incentives and rebates to attract additional visitors. These programs are implemented through direct mail, telemarketing, direct response media, sponsorship marketing and targeted multi-media programs. The special promotional offers are usually for a limited time and offer a reduced admission price or provide some additional incentive to purchase a ticket, such as combination tickets with a complementary location.

          LICENSES
          --------

              Pursuant to a license agreement (the "License Agreement") among Warner Bros., DC Comics, Premier and SFTP, Premier and its subsidiaries, including the Company, have the exclusive right on a long-term basis to use Warner Bros. and DC Comics animated characters in theme parks throughout the United States (other than the Las Vegas metropolitan area) and Canada. In particular, the License Agreement entitles the Company to use, subject to customary approval rights of Warner Bros. and, in limited circumstances, approval rights of certain third parties, all animated and comic book characters that Warner Bros. and DC Comics have the right to license, including as of the date hereof, Batman, Superman, Bugs Bunny, Daffy Duck, Tweety Bird and Yosemite Sam, and includes the right to sell merchandise using the characters. The license fee is fixed (without regard to the number of the Company's parks) until 2005, and thereafter the license fee will be subject to periodic scheduled increases and will be payable on a per-theme park basis. In addition, the Company will be required to pay a royalty fee on merchandise that uses the licensed characters manufactured by or for the Company where a fee has not been paid by the manufacturer. Warner Bros. has the right to terminate the License Agreement under certain circumstances, including if any persons involved in the movie or television industries obtain control of the Company and upon a default by Premier under an indemnity agreement in favor of Time Warner Inc. ("Time Warner") executed in connection with the Acquisition.

          PARK OPERATIONS
          ---------------

              The Company currently operates in geographically diverse markets in the United States. Each of the Company's parks is operated to the extent practicable as a separate operating division of the Company in order to maximize local marketing opportunities and to provide flexibility in meeting local needs. Each park is managed by a general manager who reports to one of Premier's Executive Vice Presidents (each of whom reports to the Chief Operating Officer) and is responsible for all operations and management of the individual park. Local advertising, ticket sales, community relations and hiring and training of personnel are the responsibility of individual park management in coordination with corporate support teams.

              Each of the Company's theme parks is managed by a full-time, on-site management team under the direction of the general manager. Each such management team includes senior personnel responsible for operations and maintenance, marketing and promotion, human resources and merchandising. Park management compensation structures are designed to provide incentives (including stock options and cash bonuses) for individual park managers to execute the Company's strategy and to maximize revenues and operating cash flow at each park.

               The Company's parks are generally open daily from Memorial Day through Labor Day. In addition, most of the Company's parks are open during weekends prior to and following their daily seasons, primarily as a site for theme events (such as Hallowscream and Oktoberfest). Certain of the parks have longer operating seasons. Typically, the parks charge a basic daily admission price, which allows unlimited use of all rides and attractions, although in certain cases special rides and attractions require the payment of an additional fee.

          CAPITAL IMPROVEMENTS
          --------------------

              The Company regularly makes capital investments in the development and implementation of new rides and attractions at its parks. The Company purchases both new and used rides. In addition, the Company rotates rides among its parks to provide fresh attractions. The Company believes that the introduction of new rides is an important factor in promoting each of the parks in order to achieve market penetration and encourage longer visits, which lead to increased attendance and in-park spending. In addition, the Company generally adds theming to acquired parks and enhances the theming and landscaping of its existing parks in order to provide a complete family oriented entertainment experience. Capital expenditures are planned on a seasonal basis with most expenditures made during the off-season. Expenditures for materials and services associated with maintaining assets, such as painting and inspecting rides are expensed as incurred and therefore are not included in capital expenditures.

              The Company's level of capital expenditures are directly related to the optimum mix of rides and attractions given park attendance and market penetration. These targeted expenditures are intended to drive significant attendance growth at the parks and to provide an appropriate complement of entertainment value, depending on the size of a particular market. As an individual park begins to reach an appropriate attendance penetration for its market, management generally plans a new ride or attraction every two to four years in order to enhance the park's entertainment product.

              The Company believes that there are ample sources for rides and other attractions, and the Company is not dependent on any single source. Certain of these manufacturers are located outside the United States.

          MAINTENANCE AND INSPECTION
          --------------------------

              The Company's rides are inspected daily by maintenance personnel during the operating season. These inspections include safety checks as well as regular maintenance and are made through both visual inspection of the ride and test operation. Senior management of Premier and the individual parks evaluate the risk aspects of each park's operation. Potential risks to employees and staff as well as to the public are evaluated. Contingency plans for potential emergency situations have been developed for each facility. During the off-season, maintenance personnel examine the rides and repair, refurbish and rebuild them where necessary. This process includes x-raying and magnafluxing (a further examination for minute cracks and defects) steel portions of certain rides at high-stress points.

              In addition to the Company's maintenance and inspection procedures, the Company's liability insurance carrier performs a periodic inspection of each park and all attractions and related maintenance procedures. The result of insurance inspections are written evaluation and inspection reports, as well as written suggestions on various aspects of park operations. State inspectors also conduct annual ride inspections before the beginning of each season. Other portions of each park are also subject to inspections by local fire marshals and health and building department officials. Furthermore, the Company uses Ellis & Associates as water safety consultants at its parks in order to train life guards and audit safety procedures.

          INSURANCE
          ---------

              The Company maintains insurance of the type and in amounts that it believes are commercially reasonable and that are available to businesses in its industry. The Company maintains multi-layered general liability policies that provide for excess liability coverage of up to $100.0 million per occurrence. With respect to liability claims arising out of occurrences on and after July 1, 1998, there is no self-insured retention by the Company. However, with respect to claims arising out of occurrences prior to July 1, 1998, the self-insured portion is the first $2.0 million of loss per occurrence. The Company also maintains fire and extended coverage, workers' compensation, business interruption and other forms of insurance typical to businesses in its industry. The fire and extended coverage policies insure the Company's real and personal properties (other than land) against physical damage resulting from a variety of hazards.

          COMPETITION
          -----------

              The Company's parks compete directly with other theme parks, water and amusement parks and indirectly with all other types of recreational facilities and forms of entertainment within their market areas, including movies, sports attractions and vacation travel. Accordingly, the Company's business is and will continue to be subject to factors affecting the recreation and leisure time industries generally, such as general economic conditions and changes in discretionary consumer spending habits. Within each park's regional market area, the principal factors affecting competition include location, price, the uniqueness and perceived quality of the rides and attractions in a particular park, the atmosphere and cleanliness of a park and the quality of its food and entertainment. The Company believes its parks feature a sufficient variety of rides and attractions, restaurants, merchandise outlets and family orientation to enable it to compete effectively.

          SEASONALITY
          -----------

              The operations of the Company are highly seasonal, with more than 85% of park attendance in 1998 occurring in the second and third calendar quarters and the most active period falling between Memorial Day and Labor Day. The great majority of the Company's revenues are collected in the second and third quarters of each year.

          ENVIRONMENTAL AND OTHER REGULATION
          ----------------------------------

              The Company's operations are subject to increasingly stringent federal, state and local environmental laws and regulations including laws and regulations governing water discharges, air emissions, soil and groundwater contamination, the maintenance of underground storage tanks and the disposal of waste and hazardous materials. In addition, its operations are subject to other local, state and federal governmental regulations including, without limitation, labor, health, safety, zoning and land use and minimum wage regulations applicable to theme park operations, and local and state regulations applicable to restaurant operations at the park. The Company believes that it is in substantial compliance with applicable environmental and other laws and regulations and, although no assurance can be given, it does not foresee the need for any significant expenditures in this area in the near future.

              In addition, portions of the undeveloped areas at some of its parks are classified as wetlands. Accordingly, the Company may need to obtain governmental permits and other approvals prior to conducting development activities that affect these areas, and future development may be limited in some or all of these areas.

          EMPLOYEES
          ---------

              At March 1, 1999, the Company employed approximately 908 full-time employees, and the Company employed approximately 18,000 seasonal employees during the 1998 operating season. In this regard, the Company competes with other local employers for qualified student and other candidates on a season-by-season basis. As part of the seasonal employment program, the Company employs a significant number of teenagers, which subjects the Company to child labor laws.

              Approximately 19% of the Company's full-time and approximately 12% of its seasonal employees are subject to labor agreements with local chapters of national unions. These labor agreements expire in December 1999 (Six Flags Great Adventure) and January 2000 (Six Flags St. Louis).

              The Company has not experienced any strikes or work stoppages by its employees, and the Company considers its employee relations to be good.


          ITEM 2.   PROPERTIES

              Set forth below is a brief description of the Company's real estate at March 1, 1999:

              Six Flags Fiesta Texas, San Antonio, Texas -- 206 acres (fee ownership)
              Six Flags Great Adventure & Wild Safari Animal Park,
                  Jackson, New Jersey -- 2,200 acres (fee ownership)(2)
              Six Flags Great America, Gurnee, Illinois -- 440 acres (fee ownership)(2)
              Six Flags Houston, Houston, Texas -- 90 acres (fee
                  ownership)(2)
              Six Flags Hurricane Harbor, Arlington, Texas -- 47 acres
                  (fee ownership)(2)
              Six Flags Hurricane Harbor, Valencia, California -- 12 acres
                  (fee ownership)(2)
              Six Flags Magic Mountain, Valencia, California -- 248 acres
                  (fee ownership)(2)
              Six Flags St. Louis, Eureka, Missouri -- 497 acres (fee
                  ownership)(2)
              Six Flags WaterWorld, Houston, Texas -- 14 acres (fee
                  ownership)(2)


             In addition, the Company leases certain office space and also certain of the rides and attractions at its parks. See Note 14 to Notes to Consolidated Financial Statements.

             The Company considers its properties to be well-maintained, in good condition and adequate for their present uses and business requirements.


          ITEM 3.   LEGAL PROCEEDINGS

             The nature of the industry in which the Company operates tends to expose it to claims by visitors for injuries. Historically, the great majority of these claims have been minor. While the Company believes that it is adequately insured against the claims currently pending against it and any potential liability, if the number of such events resulting in liability significantly increased, or if the Company becomes subject to damages that cannot by law be insured against, such as punitive damages, there may be a material adverse effect on its operations.


          -------------------

          (2) The Company has granted to its lenders under the Six Flags credit agreement a mortgage on this property.

             In December 1998, a final judgment of $197.3 million in compensatory damages was entered against SFEC, SFTP, Six Flags Over Georgia, Inc. and TWE, and a final judgment of $245.0 million in punitive damages was entered against TWE and of $12.0 million in punitive damages was entered against the referenced Six Flags entities. TWE has indicated that it intends to appeal the judgments. The judgments arose out of a case entitled Six Flags Over Georgia, LLC et al. v. Time Warner Entertainment Company, L.P. et al. based on certain disputed partnership affairs prior to the Six Flags Acquisition at Six Flags Over Georgia, including alleged breaches of fiduciary duty.

             The sellers in the Six Flags Acquisition, including Time Warner, have agreed to indemnify Premier and the Company from any and all liabilities arising out of this litigation.

                                       PART II


          ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                    RELATED STOCKHOLDER MATTERS

               All of the Company's Common Stock is owned by Premier, and during the three years ended January 3, 1999, there has been no public market for the Common Stock.

               The Company paid no cash dividends during the three years ended January 3, 1999. The indenture relating to the Company's 8 % Senior Notes Due 2006 (the "SFEC Senior Notes") limit the payment of cash dividends to common stockholders. See Note 8 to Notes to Consolidated Financial Statements.

          ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          GENERAL
          -------

               The Company's revenues are derived principally from the sale of tickets for entrance to its parks, parking and corporate sponsorships (approximately 52.1%, 60.3% and 59.6% in the years ended January 3, 1999 (fiscal 1998), December 28, 1997 (fiscal
          1997) and December 29, 1996 (fiscal 1996), respectively) and the sale of food, merchandise, gasoline, games and attractions inside its parks, as well as sponsorship and other income (approximately 47.9%, 39.7% and 40.4% in the fiscal years 1998, 1997 and 1996, respectively). The fiscal year 1998 revenue percentage for entrance, parking and corporate sponsorships includes entrance revenues only. The Company's principal costs of operations include salaries and wages, fringe benefits, advertising, outside services, maintenance, utilities and insurance. The Company's expenses are relatively fixed. Costs for full-time employees, maintenance, utilities, advertising and insurance do not vary significantly with attendance, thereby providing the Company with a significant degree of operating leverage as attendance increases and fixed costs per visitor decrease.

               Prior to the Acquisition, the Company, through two subsidiaries, was the general partner in the Co-Venture Partnerships. For the 1997 and 1997 periods, the Company accounted for the Co-Venture Parks as co-ventures, i.e., their revenues and expenses (excluding partnership depreciation) were included in the Company's consolidated statements of operations and the net amounts distributed to the limited partners were deducted as expenses. Except for the limited partnership units in the Georgia park owned by the Company prior to the Acquisition, the Company had no rights or title to the Co-Venture Parks' assets or to the proceeds from any sale of the Co-Venture Parks' assets or liabilities during the periods presented. Accordingly, the Company's 1997 consolidated balance sheet did not include any of the Co-Venture Parks' assets. The investment in the Co-Venture Parks included in the Company's
          1997 consolidated balance sheet represented (i) the Company's interest in the estimated future cash flows from the operations of the Co-Venture Parks, which was amortized over the life of the partnership agreements, and (ii) the value of Limited Partnership units purchased pursuant to the tender offer relating to the Georgia park. The Co-Venture Parks contributed revenues of $7.2 million, $176.8 million and $152.0 million to the Company in the fiscal years 1998 (through April 1, 1998, the date of Premier's acquisition of SFEC), 1997 and 1996, respectively.

               In connection with the Acquisition, Six Flags transferred its interests in the Co-Venture Parks to Premier. Accordingly, cash flows from these parks are not available to service the debt of Six Flags (including the SFEC Senior Notes and the Six Flags Credit Facility) and the Company has no interest in the revenues or cash flows of the Co-Venture Parks. The discussion below excludes the results of the Co-Venture Parks which were transferred to Premier as part of the Acquisition.

               Due to the change of control resulting from the Acquisition, the Company recognized $46.1 million of substantial noncash compensation expense in fiscal 1998 immediately prior to Premier's purchase of the Company by virtue of the vesting of certain restricted stock and stock options. Such expense is non-recurring and was included in SFEC's Pre-Acquisition results (prior to Premier's purchase).

                                          YEAR ENDED JANUARY 3, 1999
                                    -------------------------------------
                                      POST-ACQUISITION   PRE-ACQUISITION
                                       278-DAY PERIOD     93-DAY PERIOD
                                           ENDED              ENDED
                                     JANUARY 3, 1999(1) MARCH 31, 1998(2)
                                     ------------------ -----------------

          Revenues:

             Theme park admissions        $256,316           $ 15,047

             Theme park food,
              merchandise and other        241,412              8,356
                                           -------            -------

             Total revenue  . . . .        497,728             23,403
                                           -------            -------

           Operating costs and
             expense:

             Operating expenses   .        172,750             56,307

             Selling, general and
              administrative  . . .         61,471             54,711

             Costs of products sold         69,643              2,757

             Depreciation and
              amortization  . . . .         71,896             17,629

             Total operating costs
              and expenses  . . . .        375,760            131,404
                                           -------            -------


             Income (loss) from
              operations  . . . . .        121,968           (108,001)
                                           -------            -------


           Other income (expense):

             Interest expense, net         (58,658)           (22,508)

             Equity in operations
              of theme park
              partnerships  . . . .            --             (13,152)

             Minority interest in
              (earnings) loss . . .             36                --

             Other expense  . . . .           (151)               --
                                           --------           -------
             Total other income
              (expense)   . . . . .        (58,773)           (35,660)
                                           --------           -------

             Income (loss) before
              taxes   . . . . . . .         63,195           (143,661)

           Income tax benefit
             (expense)  . . . . . .        (34,513)               --
                                          --------          ---------

             Net income (loss)  . .       $ 28,682          $(143,661)
                                          ========          =========

           EBITDA . . . . . . . . .       $193,864          $ (90,372)
                                          --------          ---------



                                         YEAR ENDED JANUARY 3, 1999
                                  ----------------------------------------
                                    CO-VENTURE      PRO FORMA     COMPANY
                                  ADJUSTMENTS(3)  ADJUSTMENTS(4) PRO FORMA
                                  --------------  -------------- ---------

             Theme park
              admissions  . . . .     $   --          $   --      $271,363

             Theme park food,
              merchandise and
              other   . . . . . .         --              --       249,768
                                       --------       ---------   --------

             Total revenue  . . .         --              --       521,131
                                       --------       ---------   --------

           Operating costs and
            expense:

             Operating expenses .         --          (10,628)     218,429

             Selling, general and
              administrative  . .         --          (35,433)      80,749

             Costs of products
              sold  . . . . . . .         --              --        72,400

             Depreciation and
              amortization  . . .         --              --        89,525

             Total operating
              costs and expenses.         --          (46,061)     461,103
                                       --------       --------    --------


            Income (loss) from
             operations . . . . .         --           46,061       60,028
                                       --------      --------     --------

           Other income (expense):

             Interest expense,
              net   . . . . . . .         --              --       (81,166)

             Equity in operations
              of theme park
              partnerships  . . .      13,152             --           --

             Minority interest in
              (earnings) loss . .         --              --            36

             Other expense  . . .         --              --          (151)
                                      -------         -------       -------

             Total other income
              (expense)   . . . .      13,152             --       (81,281)
                                      -------         -------       -------

             Income (loss) before
              taxes   . . . . . .      13,152          46,061      (21,253)

           Income tax benefit
            (expense) . . . . . .      (4,998)         33,613       (5,898)
                                     ---------       --------      --------

             Net income (loss)  .    $  8,154        $ 79,674     $(27,151)
                                     =========       ========     =========

           EBITDA . . . . . . . .    $    --         $ 46,061     $149,553
                                     =========       ========     =========


                                        YEAR ENDED DECEMBER 28, 1997
                                     ----------------------------------
                                      PRE-ACQUISITION
                                         YEAR ENDED        CO-VENTURE
                                     DECEMBER 28, 1997   ADJUSTMENTS(5)
                                     -----------------   --------------

             Theme park admissions       $368,139           $(93,946)

             Theme park food,
              merchandise and other       340,527            (82,848)
                                         --------           --------

             Total revenue  . . . .       708,666           (176,794)
                                         --------           --------

           Operating costs and
            expense:

             Operating expenses   .       330,033           (100,445)

             Selling, general and
              administrative  . . .       113,326            (17,474)

             Costs of products sold       101,239            (24,137)

             Depreciation and
              amortization  . . . .        84,493            (12,107)

             Total operating costs
              and expenses  . . . .       629,091           (154,163)
                                          -------            -------

             Income (loss) from
              operations  . . . . .        79,575            (22,631)
                                          -------            -------


           Other income (expense):

             Interest expense, net        (84,430)             1,574

             Equity in operations
              of theme park
              partnerships  . . . .           --                 --

             Minority interest in
              (earnings) loss . . .         1,147                --

             Other expense  . . . .           --                 --
                                          -------            -------

             Total other income
              (expense)   . . . . .       (83,283)             1,574
                                          --------           -------

             Income (loss) before
              taxes   . . . . . . .      $ (3,708)          $(21,057)

           Income tax benefit
            (expense) . . . . . . .           --                 --
                                         --------           --------

             Net income (loss)  . .      $ (3,708)          $(21,057)
                                         ========           ========


           EBITDA . . . . . . . . .      $164,068           $(34,738)
                                         ========           ========




                                       YEAR ENDED DECEMBER 28, 1997
                                       -----------------------------
                                         PRO FORMA          COMPANY
                                       ADJUSTMENTS(6)      PRO FORMA
                                       --------------      ---------

             Theme park admissions       $ --              $274,193

             Theme park food,
              merchandise and other        --              257,679
                                         --------          -------

             Total revenue  . . . .        --              531,872
                                         --------          -------


           Operating costs and
            expense:

             Operating expenses   .      7,333             236,921

             Selling, general and
              administrative  . . .        --               95,852

             Costs of products sold        --               77,102

             Depreciation and
              amortization  . . . .        --               72,386

             Total operating costs
              and expenses  . . . .      7,333             482,261
                                       -------             -------


             Income (loss) from
              operations  . . . . .     (7,333)             49,611
                                       -------             -------


           Other income (expense):

             Interest expense, net         --              (82,856)

             Equity in operations
              of theme park
              partnerships  . . . .        --                  --

             Minority interest in
              (earnings) loss . . .        --                1,147

             Other expense  . . . .        --                  --
                                       -------             --------

             Total other income
              (expense)   . . . . .        --              (81,709)
                                       -------             --------


             Income (loss) before
              taxes   . . . . . . .     (7,333)            (32,098)

           Income tax benefit
             (expense). . . . . . .        --                  --
                                       -------             -------

             Net income (loss)  . .    $(7,333)           $(32,098)
                                       ========           ========

           EBITDA . . . . . . . . .    $(7,333)           $121,997
                                       ========           ========


          (1) Represents results from and after April 1, 1998, and does not include results of the Co-Venture Parks.

          (2) Represents actual results for the period prior to the Acquisition (the "1998 Pre-Acquisition Period").

          (3) Adjustments eliminate the results of the Co-Venture Parks in the 1998 Pre-Acquisition Period.

          (4) Adjustments eliminate the compensation expense arising by virtue of the vesting of certain restricted stock and stock options resulting from the Acquisition
               (expense was included in the 1998 Pre-Acquisition Period). Excludes additional depreciation and amortization and interest expense resulting from the Acquisition.

          (5) Adjustments eliminate the results of the Co-Venture Parks in the 1997 period.

          (6) Adjustment reverses the amount by which expenses were reduced in 1997 as a result of the elimination of certain accruals established in years prior to 1997.

          RESULTS OF OPERATIONS
          ---------------------

               YEARS ENDED JANUARY 3, 1999 AND DECEMBER 28, 1997

               Revenues. Adjusted revenues aggregated $521.1 million for fiscal 1998 compared to $708.7 million (actual) and $531.9 million (adjusted) for fiscal 1997. The 2.0% decrease in adjusted revenues compared to 1997 adjusted revenues resulted from an approximate 5.6% decline in attendance during the 1998 season, which was partially offset by higher spending per guest in fiscal 1998.

               Operating, Selling, General and Administrative. Adjusted operating expenses for fiscal 1998 declined $111.6 million and $18.5 million, respectively, compared to the actual and adjusted amounts for fiscal 1997. The 7.8% decline compared to adjusted operating expenses for 1997 resulted from lower compensation, outside services and repair and maintenance expenses resulting from improved operating efficiencies achieved during fiscal 1998. Adjusted selling, general and administrative expenses for fiscal 1998 declined $32.6 million and $15.1 million, respectively, compared to the actual and adjusted levels for fiscal 1997. The 15.8% decline compared to the adjusted selling, general and administrative expenses in fiscal 1998 resulted primarily from reduced corporate-level expenditures, including reduced staffing, and, to a lesser extent, lower advertising expense.

               Costs of Products Sold. Adjusted costs of products sold in fiscal 1998 declined $28.8 million and $4.7 million, respectively, compared to the actual and adjusted amounts for fiscal 1997. The 6.1% decrease compared to the adjusted amounts for fiscal 1998 resulted from lower sales volume from the decline in attendence, as well as increased efficiencies.

               Depreciation, Amortization and Interest Expense. Adjusted depreciation and amortization expense for fiscal 1998 increased $5.0 million and $17.1 million, respectively, compared to the actual and the adjusted amounts for fiscal 1997. The increase in depreciation and amortization expense resulted from the increase in the carrying value of property and equipment and intangible assets resulting from the purchase accounting used in conjunction with the Acquisition. Interest expense, net for fiscal 1998 decreased $1.7 million compared to the adjusted amount for fiscal 1997. This decrease is primarily due to the lower effective interest rate associated with the Company's debt subsequent to the Acquisition.

               Income Taxes. Adjusted income tax benefit was $6.9 million for fiscal 1998 as compared to no tax expense (actual and adjusted) for fiscal 1997.

               At January 3, 1999, the Company reported that it had carryforwards of approximately $236.0 million of net operating losses ("NOLs") for regular Federal income tax purposes. The NOLs are subject to review and potential disallowance by the Internal Revenue Service upon audit of the Federal income tax returns of the Company and its subsidiaries. In addition, the use of such NOLs is, and, as a result of the Acquisition, the use of all of such NOLs will become, subject to limitations on the amount of taxable income that can be offset with such NOLs. Accordingly, no assurance can be given as to the timing or amount of the availability of such NOLs to the Company and its subsidiaries. See Note 9 to Notes to Consolidated Financial Statements

               YEARS ENDED DECEMBER 28, 1997 AND DECEMBER 29, 1996

               Revenues. Revenues aggregated $708.7 million in fiscal 1997, compared to $680.9 million in fiscal 1996. The 4.1% increase in revenues is attributable to higher spending per guest, partially offset by decreased attendance. The average ticket spending per guest increased 8.1% as a result of selected price increases and reductions in ticket discounts. Average in-park spending per guest increased 4.4% primarily from gains in food service, stemming from improved processes, quality and service and increases in games, attractions and parking spending. Attendance declined by 2.5% primarily due to the postponement of the linear induction motor ("LIM") coasters at three of the Company's parks, poor early-season weather and increased competition in the San Antonio market. The declines were offset, in part, by a substantial increase in attendance in 1997 at the Georgia park after a low attendance level at that park in 1996 due largely to the effects of the Atlanta Olympics during that summer. All three LIM's were operational during the 1998 season.

               Operating, General and Administrative. Operating, general and administrative expenses were $443.4 million in fiscal 1997, compared to $419.8 million in fiscal 1996. As a percentage of revenues, these expenses constituted 62.6% for 1997 and 61.6% for 1996. The increase over 1996 expenses related primarily to increased distributions to the limited partners of the Georgia park along with higher compensation and maintenance expenses, which were partially offset by reduced advertising costs and the reversal of expense accruals of approximately $7.3 million during 1997 that were no longer deemed necessary. Limited partner distributions increased as a result of the new arrangements entered into in March 1997 with respect to the Georgia Co-Venture Partnership. The higher compensation costs resulted from higher average seasonal wage rates, additional operating hours in 1997, and a return to full staffing at the Georgia park after reduced requirements in 1996. Higher maintenance costs were incurred to repair major rides and facilities to enhance park operations. Advertising costs were down due to lower spending by the Georgia park, which incurred much higher advertising expense levels in 1996 as a result of the Olympics. Additionally, the postponed opening of the LIM coasters resulted in reduced advertising costs at three of the Company's parks.

               Costs of Products Sold. Costs of products sold were $101.2 million for fiscal 1997 compared to $106.0 million for fiscal 1996. Costs of products sold as a percentage of theme park food, merchandise and other decreased from 31.9% in 1996 to 29.7% in 1997. The $4.7 million or 4.5% decrease from 1996 resulted primarily from centralized procurement of key food items and a shift in sales to higher margin food products sold.

               Depreciation, Amortization and Interest Expense. Depreciation and amortization expense was $84.5 million for fiscal 1997, compared to $87.4 million in fiscal 1996. The decrease resulted from lower amortization of the investment in the Co-Venture Parks related to the Georgia Co-Venture Park as a result of the amendments in 1997 to the structure of the Georgia Co-Venture Partnership. Interest expense, net, increased $7.9 million in 1997, as compared to 1996, primarily due to the increased average borrowings in 1997 and higher interest expense incurred by the Co-Venture Parks, partially offset by a decrease in average borrowing rates.

               Income Taxes. The relationship between income (loss) before taxes and income tax expense is principally affected by the amortization of the excess of costs over net assets acquired, which is non-deductible for income tax purposes. The income tax expense recorded for fiscal 1996 principally represented a valuation allowance on the Company's deferred tax assets.

          LIQUIDITY, CAPITAL COMMITMENTS AND RESOURCES
          --------------------------------------------

               At January 3, 1999, the Company's indebtedness (including $182.9 million carrying value of SFEC's Zero Coupon Senior Notes (the "Old SFEC Notes"), which will be repaid on or prior to December 15, 1999 in full from the proceeds of the SFEC Senior Notes issued in connection with the Acquisition, together with other funds, all of which have been deposited in escrow (and invested in restricted-use investment securities) and including $36.2 million fair market value adjustment to the Senior Subordinated Notes of SFTP arising as a result of Premier's acquisition of SFEC) aggregated $1,083.9 million ($901.9 million excluding the Old SFEC Notes), of which approximately $1.0 million (excluding the Old SFEC Notes) matures prior to December 31, 1999. Based on interest rates at January 3, 1999 for floating rate debt, annual interest payments for 1999 on this indebtedness will total approximately $77.5 million. See Note 8 to Notes to Consolidated Financial Statements for additional information regarding the Company's indebtedness.

               During the period from April 1, 1998 to January 3, 1999, net cash provided by operating activities was $87.7 million.
          Net cash used in investing activities in 1998 totaled $69.5 million, consisting primarily of capital expenditures and the purchase of restricted use investments, offset by proceeds from the sale of the Company's interests in the Co-Venture Parks to Premier. Net cash provided by financing activities in 1998 was $9.2 million, representing proceeds of borrowings under the Six Flags credit facilities, capital contributions received from Premier and proceeds of the public offering of the SFEC Senior
          Notes issued in connection with the Acquisition and described in
          Note 8 to Notes to Consolidated Financial Statements, offset in part by debt payments and the payment of certain debt issuance costs.

               As more fully described in Note 6 to Notes to Consolidated Financial Statements, in connection with the Acquisition, the Company guaranteed certain obligations relating to the Co-Venture Parks. Among such obligations are (i) minimum distributions of approximately $47.3 million in 1999 to partners in the Co-Venture Parks (approximately $14.1 million of which will be distributed to Premier in respect of its present ownership interest in the limited partners), (ii) up to approximately $43.75 million of minimum limited partnership unit purchase obligations for 1999 with respect to both parks and (iii) minimum capital expenditures for that year at both parks of approximately $14.6 million. Cash flows from operations at the Co-Venture Parks will be used to satisfy these requirements, before any funds are required from the Company.

               The degree to which the Company is leveraged could adversely affect its liquidity. The Company's liquidity could also be adversely affected by unfavorable weather, accidents or the occurrence of an event or condition, including negative publicity or significant local competitive events, that significantly reduces paid attendance and, therefore, revenue at any of its theme parks.

               On October 30, 1998, the Company purchased the 40% remaining minority interest in Six Flags Fiesta Texas and title to the park for approximately $45.0 million in cash.

               The Company believes that, based on historical and anticipated operating results, cash flows from operations, available cash and available amounts under the Premier and Six Flags Credit Facilities will be adequate to meet the Company's future liquidity needs, including anticipated requirements for working capital, capital expenditures and scheduled debt for at least the next several years. The Company may, however, need to refinance all or a portion of its existing debt on or prior to maturity or to seek additional financing.

          MARKET RISKS AND SENSITIVITY ANALYSES
          -------------------------------------

               Six Flags is exposed to market risks relating to fluctuations in interest rates. The objective of financial risk management at Six Flags is to minimize the negative impact of interest rate fluctuations on the Company's earnings, cash flows and equity. Six Flags does not acquire market risk sensitive instruments for trading purposes.

               The following analysis present the sensitivity of the market value, earnings and cash flows of Six Flags' financial instruments to hypothetical changes in interest rates as if these changes occurred at January 3, 1999. The range of changes chosen for this analysis reflect the Company's view of changes which are reasonably possible over a one-year period. Market values are the present values of projected future cash flows based on the interest rate assumptions. These forward looking disclosures are selective in nature and only address the potential impacts from financial instruments. They do not include other potential effects which could impact the Company's business as a result of these changes in interest rates.

               INTEREST RATE AND DEBT SENSITIVITY ANALYSIS

               At January 3, 1999, Six Flags had debt (excluding the Old SFEC Notes) totaling $901.0 million, of which $491.2 million represents fixed-rate debt and $409.8 million represents floating-rate debt. For fixed-rate debt, interest rate changes affect the fair market value but do not impact book value earnings or cash flows. Conversely, for floating-rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors remain constant.

               Assuming other variables remain constant (such as debt levels), the cash flows impact resulting from a one percentage point increase in interest rates would be approximately $4.1 million.

          IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED
          --------------------------------------------------------------

               In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative (that is gains and losses) depends on the intended use of the derivative and the resulting designation. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.
          It is expected that the Company will adopt the provision of SFAS No. 133 as of January 1, 2000. If the provisions of SFAS No. 133 were to be applied as of January 3, 1999, it would not have a material effect on the Company's financial position as of such date, or the results of operations for the year then ended.

               In April 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5). SOP 98-5 establishes standards for the financial report of start-up costs and organization costs. It requires that those costs be expensed as incurred. The effect of the implementation of SOP 98-5 is accounted for as a cumulative effect of a change in accounting principle. The Company is required to adopt the provisions of SOP 98-5 in the first quarter of 1999 and does not anticipate that the adoption of the provision of SOP 98-5 will have a material effect on the Company's financial position as of that date or the results of operations for the year then ended.

          IMPACT OF YEAR 2000 ISSUE
          -------------------------

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

               As noted above, the Company is in the process of replacing certain computer equipment and software because of the Year 2000 issue. The Company estimates that the total cost of such replacements will be no more than $1.0 million. Substantially all of the personnel being used on the Project are existing Company employees. Therefore, the labor costs of its Year 2000 identification, assessment, remediation and testing efforts, as well as currently anticipated labor costs to be incurred by the Company with respect to Year 2000 issues of third parties, are expected to be less than $0.8 million.

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

               The Company presently does not expect to incur significant operational problems due to the Year 2000 issue. However, if all Year 2000 issues are not properly and timely identified, assessed, remediated and tested, there can be no assurance that the Year 2000 issue will not materially impact the Company's results of operations or adversely affect its relationships with vendors or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material impact on the Company's systems or results of operations.


          ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                    ABOUT MARKET RISK

               Reference is made to the information appearing under the subheading "Market Risks and Sensitivity Analyses" under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operation" on page 15 of this Report.

          ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               The financial statements listed in Item 14 are included in this Report beginning on page F-1.


          ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                    ON ACCOUNTING AND FINANCIAL DISCLOSURE


                Not Applicable.

                                       PART IV


          ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                    AND REPORTS ON FORM 8-K

               (a)(1) and (2) Financial Statements and Financial Statement Schedules

               The following consolidated financial statements of Six Flags Entertainment Corporation and subsidiaries, the notes thereto, the related reports thereon of independent auditors, and financial statement schedules are filed under Item 8 of this Report:

                                                                  PAGE
                                                                  ----

      Independent Auditors' Reports                               F-2

      Consolidated Balance Sheets -- January 3, 1999 and
      December 28, 1997                                           F-5

      Consolidated Statements of Operations
             Period from April 1, 1998 to January 3, 1999,
             Period from December 29, 1997 to March 31, 1998,
             and Years December 28, 1997 and December 29, 1996    F-6

      Consolidated Statements of Stockholders' Equity (Deficit)
             Period from April 1, 1998 to January 3, 1999,
             Period from December 29, 1997 to March 31, 1998,
             and Years December 28, 1997 and December 29, 1996    F-7

      Consolidated Statements of Cash Flows
             Period from April 1, 1998 to January 3, 1999,
             Period from December 29, 1997 to March 31, 1998,
             and Years December 28, 1997 and December 29, 1996    F-8

      Notes to Consolidated Financial Statements                  F-9


      Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because they either are not required under the related instructions, are inapplicable, or the required information is shown in the financial statements or notes thereto.

               (a)(3)    See Exhibit Index.

               (b)       Reports on Form 8-K
                         -------------------
                         None.

               (c)       Exhibits
                         See Item 14(a)(3) above.

                                      SIGNATURES
                                      ----------

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


          Date:   April 12, 1999


                                        SIX FLAGS ENTERTAINMENT CORPORATION



                                        By: /s/ Kieran E. Burke
                                           --------------------------------
                                                Kieran E. Burke
                                                Chairman of the Board
                                                and Chief Executive Officer

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the following capacities on the dates indicated.


           Signature            Title                            Date
           ---------            -----                            ----



        /s/ Kieran E. Burke     Chairman of the Board,      April 12, 1999
        -------------------     Chief Executive Officer
        Kieran E. Burke         (Principal Executive
                                Officer) and Director


        /s/ Gary Story          President, Chief Operating  April 12, 1999
        --------------------    Officer and Director
        Gary Story


        /s/ James F. Dannhauser Chief Financial Officer     April 12, 1999
        --------------------    (Principal Financial and
        James F. Dannhauser     Accounting Officer) and
                                Director

                       SIX FLAGS ENTERTAINMENT CORPORATION

                   Index to Consolidated Financial Statements


                                                                                                       Page

Independent Auditors' Report                                                                            F-2

Independent Auditors' Report                                                                            F-4

Consolidated Balance Sheets - January 3, 1999 and December 28, 1997                                     F-5

Consolidated  Statements of Operations - Period from April 1, 1998 to January 3, 1999; Period from December 29, 1997 to March 31, 1998;
  and Years ended  December 28, 1997 and December 29, 1996                                              F-6

Consolidated Statements of Stockholder's Equity (Deficit) - Period
  from April 1, 1998 to January 3, 1999; Period from December 29, 1997
  to March 31, 1998; and Years ended December 28, 1997 and December 29, 1996                            F-7

Consolidated  Statements of Cash Flows - Period from April 1, 1998 to January 3, 1999;
  Period from December 29, 1997 to March 31, 1998; and Years ended
  December 28, 1997 and December 29, 1996                                                               F-8

Notes to Consolidated Financial Statements                                                              F-9

                          Independent Auditors' Report


The Board of Directors and Stockholder
Six Flags Entertainment Corporation:


We have  audited  the  accompanying  consolidated  balance  sheet  of Six  Flags
Entertainment   Corporation  and   subsidiaries   (Six  Flags)  (a  wholly-owned
subsidiary of Premier Parks Inc.) as of January 3, 1999, and the related consolidated statements of operations, stockholder's equity (deficit), and cash flows for the periods from April 1, 1998 to January 3, 1999 (1998 Post-Acquisition period), and from December 29, 1997 to March 31, 1998
1998 Pre-Acquisition period). These consolidated financial statements are the responsibility of Six Flags' management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 1998 Post-Acquisition period consolidated financial statements referred to above present fairly, in all material respects, the financial position of Six Flags Entertainment Corporation and subsidiaries as of January 3, 1999, and the results of their operations and their cash flows for the 1998 Post-Acquisition period, in conformity with generally accepted accounting principles. Further, in our opinion, the consolidated financial statements referred to above for the 1998 Pre-Acquisition period present fairly, in all material respects, the results of operations and cash flows for the 1998 Pre-Acquisition period, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective April 1, 1998, Premier Parks Inc. acquired all the outstanding stock of Six Flags Entertainment Corporation in a business combination accounted for as a purchase. As a result of the acquisition, the consolidated financial information for the period after the acquisition is presented on a different cost basis than that for the period before the acquisition and, therefore, is not comparable.

As discussed in Note 2 to the consolidated financial statements, Six Flags changed its method of accounting for its share of the operations of the Partnership Parks and its method of accounting for off-season expenses.


                                                      KPMG LLP

Oklahoma City, Oklahoma
March 22, 1999

                            REPORT OF INDEPENDENT AUDITORS



          The Board of Directors and Stockholders
          Six Flags Entertainment Corporation


          We have audited the accompanying consolidated balance sheet of Six Flags Entertainment Corporation as of December 28, 1997 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 28, 1997 and December 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the accounting principles used in significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Six Flags Entertainment Corporation at December 28, 1997 and the consolidated results of its operations and its cash flows for the years ended December 28, 1997 and December 29, 1996 in conformity with generally accepted accounting principles.


                                             /s/ Ernst & Young LLP

          New York, New York
          February 14, 1998

                       SIX FLAGS ENTERTAINMENT CORPORATION

                           Consolidated Balance Sheets

                                                                                               January 3,     December 28,
                                             Assets                                              1999             1997
                                                                                            --------------   --------------
Current assets:
  Cash and cash equivalents                                                                 $   46,112,000   $   16,805,000
  Accounts receivable                                                                           10,399,000        3,258,000
  Receivable from affiliate                                                                             --        4,000,000
  Inventories                                                                                   13,685,000       22,389,000
  Prepaid expenses and other current assets                                                      5,981,000        3,848,000
  Restricted-use investment securities                                                         183,342,000               --
                                                                                            --------------   --------------
      Total current assets                                                                     259,519,000       50,300,000
                                                                                            --------------   --------------
Other assets:
  Debt issuance costs                                                                           12,346,000       20,171,000
  Deposits and other assets                                                                     51,284,000        5,165,000
                                                                                            --------------   --------------
      Total other assets                                                                        63,630,000       25,336,000
                                                                                            --------------   --------------
Property and equipment, at cost                                                                928,420,000      768,256,000
  Less accumulated depreciation                                                                 35,507,000      276,119,000
                                                                                            --------------   --------------
                                                                                               892,913,000      492,137,000
                                                                                            --------------   --------------
Investment in theme park partnerships                                                                   --      201,809,000
  Less accumulated amortization                                                                         --      112,714,000
                                                                                            --------------   --------------
                                                                                                        --       89,095,000
                                                                                            --------------   --------------
Intangible assets, principally goodwill                                                      1,197,855,000      278,551,000
  Less accumulated amortization                                                                 36,914,000       70,729,000
                                                                                            --------------   --------------
                                                                                             1,160,941,000      207,822,000
                                                                                            --------------   --------------
      Total assets                                                                          $2,377,003,000   $  864,690,000
                                                                                            ==============   ==============
                       Liabilities and Stockholder's Equity (Deficit)
Current liabilities:
  Accounts payable                                                                          $   12,664,000   $   21,055,000
  Accrued interest payable                                                                      13,547,000        3,431,000
  Accrued insurance                                                                             28,727,000       15,608,000
  Other accrued liabilities                                                                     30,662,000       24,351,000
  Short-term borrowings                                                                                 --       30,503,000
  Current portion of long-term debt                                                            184,370,000       26,130,000
                                                                                            --------------   --------------
      Total current liabilities                                                                269,970,000      121,078,000
Long-term debt                                                                                 900,474,000      753,369,000
Other long-term liabilities                                                                     46,946,000       12,570,000
Deferred income taxes                                                                           99,333,000               --
                                                                                            --------------   --------------
      Total liabilities                                                                      1,316,723,000      887,017,000
                                                                                            --------------   --------------
Stockholder's equity (deficit):
  Class A  convertible  preferred  stock ($.01 par value per share;  no shares authorized,  issued or outstanding at January 3, 1999; 6,100,000 shares authorized; 5,100,000 shares issued and outstanding at December 28, 1997;
    $273,499,000 aggregate liquidation preference at December 28, 1997)                                 --           51,000
  Class B convertible preferred stock ($.01 par value per share; no shares authorized, issued or outstanding at January 3, 1999; 4,900,000 shares authorized, issued and  outstanding  at December 28, 1997; $196,000,000 aggregate
    liquidation preference at December 28, 1997)                                                        --           49,000
  Class A common stock ($.01 par value per share; no shares authorized, issued or outstanding at January 3, 1999; 6,100,000 shares authorized; 51 shares
    issued and outstanding at December 28, 1997)                                                        --               --
  Class B common stock ($.01 par value per share; no shares authorized, issued or outstanding at January 3, 1999; 20,000,000 shares authorized; 49 shares
    issued and outstanding at December 28, 1997)                                                        --               --
  Common stock ($.05 par value per share; 1,000 shares authorized, issued and outstanding
    at January 3, 1999; none authorized, issued, or outstanding at December 28, 1997)                   --               --
  Additional paid-in capital                                                                 1,031,598,000       40,217,000
  Retained earnings (accumulated deficit)                                                       28,682,000      (59,867,000)
  Unearned compensation reserved stock awards                                                           --       (2,777,000)
                                                                                            --------------   --------------
                 Total stockholder's equity (deficit)                                        1,060,280,000      (22,327,000)
                                                                                            --------------   --------------
                 Total liabilities and stockholder's equity (deficit)                       $2,377,003,000   $  864,690,000
                                                                                            ==============   ==============

See accompanying notes to consolidated financial statements.

                       SIX FLAGS ENTERTAINMENT CORPORATION

                      Consolidated Statements of Operations

                                                        Period from         Period from
                                                       April 1, 1998        December 29,        Year ended          Year ended
                                                             to                1997 to          December 28,        December 29,
                                                      January 3, 1999      March 31, 1998          1997                1996
                                                      ---------------      --------------      -------------       -------------
Theme park admissions                                  $ 256,316,000       $  15,047,000       $ 368,139,000       $ 348,845,000
Theme park food, merchandise and other                   241,412,000           8,356,000         340,527,000         332,031,000
                                                       -------------       -------------       -------------       -------------
      Total revenue                                      497,728,000          23,403,000         708,666,000         680,876,000
                                                       -------------       -------------       -------------       -------------
Operating costs and expenses:
  Operating expenses                                     172,750,000          56,307,000         330,033,000         308,809,000
  Selling, general and administrative                     61,471,000          54,711,000         113,326,000         110,947,000
  Costs of products sold                                  69,643,000           2,757,000         101,239,000         105,988,000
  Depreciation and amortization                           71,896,000          17,629,000          84,493,000          87,417,000
                                                       -------------       -------------       -------------       -------------
      Total operating costs and expenses                 375,760,000         131,404,000         629,091,000         613,161,000
                                                       -------------       -------------       -------------       -------------
      Income (loss) from operations                      121,968,000        (108,001,000)         79,575,000          67,715,000
                                                       -------------       -------------       -------------       -------------
Other income (expense):
  Interest expense, net                                  (58,658,000)        (22,508,000)        (84,430,000)        (76,530,000)
  Equity in operations of theme park partnerships                 --         (13,152,000)                 --                  --
  Minority interest in (earnings) loss                        36,000                  --           1,147,000          (1,297,000)
  Other income (expense)                                    (151,000)                 --                  --                  --
                                                       -------------       -------------       -------------       -------------
      Total other income (expense)                       (58,773,000)        (35,660,000)        (83,283,000)        (77,827,000)
                                                       -------------       -------------       -------------       -------------
      Income (loss) before income taxes                   63,195,000        (143,661,000)         (3,708,000)        (10,112,000)
Income tax expense                                       (34,513,000)                 --                  --          (5,137,000)
                                                       -------------       -------------       -------------       -------------
          Net income (loss)                            $  28,682,000       $(143,661,000)      $  (3,708,000)      $ (15,249,000)
                                                       =============       =============       =============       =============

See accompanying notes to consolidated financial statements.

                       SIX FLAGS ENTERTAINMENT CORPORATION

            Consolidated Statements of Stockholder's Equity (Deficit)

 Period from April 1, 1998 to January 3, 1999, Period from December 29, 1997 to
    March 31, 1998, and Years ended December 28, 1997 and December 29, 1996

                                    Preferred Stock A         Preferred Stock B      Common Stock
                                 ----------------------    ----------------------   --------------
                                   Shares                    Shares                 Shares
                                   Issued       Amount       Issued       Amount    Issued  Amount
                                 ----------    --------    ----------    --------   ------  ------
Balances at December 31, 1995     5,100,000    $ 51,000     4,900,000    $ 49,000      100   $ --

Net loss                                 --          --            --          --       --     --

Reserved stock awards                    --          --            --          --       --     --

Amortization of unearned
  compensation                           --          --            --          --       --     --
                                 ----------    --------    ----------    --------    -----   ----

Balances at December 29, 1996     5,100,000      51,000     4,900,000      49,000      100     --

Net loss                                 --          --            --          --       --     --

Reserved stock awards                    --          --            --          --       --     --

Amortization of unearned
  compensation                           --          --            --          --       --     --

Capital contribution                     --          --            --          --       --     --
                                 ----------    --------    ----------    --------    -----   ----

Balances at December 28, 1997     5,100,000      51,000     4,900,000      49,000      100     --

Net loss                                 --          --            --          --       --     --

Amortization of unearned
  compensation                           --          --            --          --       --     --
                                 ----------    --------    ----------    --------    -----   ----

Balances at March 31, 1998        5,100,000      51,000     4,900,000      49,000      100     --

Acquisition of SFEC by Premier   (5,100,000)    (51,000)   (4,900,000)    (49,000)     900     --

Contributions by Premier                 --          --            --          --       --     --

Net income                               --          --            --          --       --     --
                                 ----------    --------    ----------    --------    -----   ----
Balances at January 3, 1999              --    $     --            --    $     --    1,000   $ --
                                 ==========    ========    ==========    ========    =====   ====

                                                    Retained
                                   Additional       Earnings                    Stockholder's
                                     Paid-in      (Accumulated     Unearned        Equity
                                     Capital         Deficit)    Compensation     (Deficit)
                                 --------------   ------------    ----------    -------------
Balances at December 31, 1995    $   35,749,000   $(40,910,000)  $(4,152,000)  $   (9,213,000)

Net loss                                     --    (15,249,000)           --      (15,249,000)

Reserved stock awards                   234,000             --      (234,000)              --

Amortization of unearned
  compensation                               --             --       891,000          891,000
                                 --------------   ------------    ----------   --------------

Balances at December 29, 1996        35,983,000    (56,159,000)   (3,495,000)     (23,571,000)

Net loss                                     --     (3,708,000)           --       (3,708,000)

Reserved stock awards                   234,000             --      (234,000)              --

Amortization of unearned
  compensation                               --             --       952,000          952,000

Capital contribution                  4,000,000             --            --        4,000,000
                                 --------------   ------------    ----------   --------------

Balances at December 28, 1997        40,217,000    (59,867,000)   (2,777,000)     (22,327,000)

Net loss                                     --   (143,661,000)           --     (143,661,000)

Amortization of unearned
  compensation                               --             --       260,000          260,000
                                 --------------   ------------    ----------   --------------

Balances at March 31, 1998           40,217,000   (203,528,000)   (2,517,000)    (165,728,000)

Acquisition of SFEC by Premier      958,914,000    203,528,000     2,517,000    1,164,859,000

Contributions by Premier             32,467,000             --            --       32,467,000

Net income                                   --     28,682,000            --       28,682,000
                                 --------------   ------------    ----------   --------------
Balances at January 3, 1999      $1,031,598,000   $ 28,682,000    $       --   $1,060,280,000
                                 ==============   ============    ==========   ==============

See accompanying notes to consolidated financial statements.

                       SIX FLAGS ENTERTAINMENT CORPORATION

                      Consolidated Statements of Cash Flows

                                                           Period from         Period from
                                                          April 1, 1998        December 29,         Year ended         Year ended
                                                                to                1997 to          December 28,       December 29,
                                                         January 3, 1999      March 31, 1998           1997               1996
                                                          -------------       --------------      -------------       -------------
Cash flows from operating activities:
  Net income (loss)                                       $  28,682,000       $(143,661,000)      $  (3,708,000)      $ (15,249,000)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
      Depreciation and amortization                          71,896,000          17,629,000          84,493,000          87,417,000
      Equity in operations of theme park
        partnerships                                                 --          13,152,000                  --                  --
      Minority interest in earnings (loss)                      (36,000)                 --          (1,147,000)          1,297,000
      Interest accretion on notes payable                     9,521,000          11,932,000          44,444,000          39,580,000
      Interest accretion on restricted-use
        investments                                          (7,267,000)                 --                  --                  --
      Amortization of debt issuance costs                     1,480,000           1,027,000           4,108,000           4,108,000
      Deferred income taxes                                  34,513,000                  --                  --           5,137,000
      (Increase) decrease in accounts receivable             (9,073,000)          1,742,000           3,301,000             401,000
      (Increase) decrease in inventories, prepaid
        expenses and other current assets                     6,714,000         (24,852,000)         (1,941,000)         (4,519,000)
      (Increase) decrease in deposits and
        other assets                                         (6,721,000)                 --          (3,332,000)            578,000
      Increase (decrease) in accounts payable
        and accrued expenses                                (55,562,000)         69,302,000         (15,648,000)          8,481,000
      Increase (decrease) in accrued interest payable        13,547,000          (1,068,000)            690,000             805,000
      Other, net                                                     --              18,000            (957,000)            566,000
                                                          -------------       -------------       -------------       -------------
          Total adjustments                                  59,012,000          88,882,000         114,011,000         143,851,000
                                                          -------------       -------------       -------------       -------------
          Net cash provided by (used in)
            operating activities                             87,694,000         (54,779,000)        110,303,000         128,602,000
                                                          -------------       -------------       -------------       -------------
Cash flows from investing activities:
  Additions to property and equipment                       (56,415,000)        (25,335,000)        (67,675,000)        (75,627,000)
  Investment in theme park partnerships                              --        (131,518,000)        (84,057,000)         (5,548,000)
  Transfer of interests in theme park
     partnerships to Premier                                208,082,000                  --                  --                  --
  Acquisition of theme park assets                          (45,049,000)                 --                  --                  --
  Proceeds from sale of property and equipment                       --                  --           2,000,000                  --
  Purchase of restricted-use investments                   (176,075,000)                 --                  --                  --
                                                          -------------       -------------       -------------       -------------
          Net cash used in investing
            activities                                      (69,457,000)       (156,853,000)       (149,732,000)        (81,175,000)
                                                          -------------       -------------       -------------       -------------
Cash flows from financing activities:
  Repayment of long-term debt                              (589,436,000)        (30,503,000)       (117,521,000)        (93,881,000)
  Proceeds from borrowings                                  580,000,000         240,000,000         128,168,000          41,673,000
  Contributions of equity                                    32,467,000           4,000,000                  --                  --
  Payment of debt issuance costs                            (13,826,000)                 --                  --                  --
                                                          -------------       -------------       -------------       -------------
          Net cash provided by (used in)
            financing activities                              9,205,000         213,497,000          10,647,000         (52,208,000)
                                                          -------------       -------------       -------------       -------------
Increase (decrease) in cash and cash equivalents             27,442,000           1,865,000         (28,782,000)         (4,781,000)
Cash and cash equivalents at beginning of period             18,670,000          16,805,000          45,587,000          50,368,000
                                                          -------------       -------------       -------------       -------------
Cash and cash equivalents at end of period                $  46,112,000       $  18,670,000       $  16,805,000       $  45,587,000
                                                          =============       =============       =============       =============
Supplementary cash flow information:
  Cash paid for interest                                  $  41,377,000       $  11,257,000       $  36,089,000       $  34,284,000
                                                          =============       =============       =============       =============
  Cash paid for income taxes                              $          --       $          --       $   3,479,000       $          --
                                                          =============       =============       =============       =============

See accompanying notes to consolidated financial statements.

                       SIX FLAGS ENTERTAINMENT CORPORATION

                   Notes to Consolidated Financial Statements


(1)  Summary of Significant Accounting Policies

     (a)  Description of Business

          Six Flags Entertainment Corporation ("SFEC," and together with its subsidiaries, the "Company" or "Six Flags") owns 100% of the common stock of S.F. Holdings, Inc. ("SF Holdings") which owns 100% of the common stock of Six Flags Theme Parks Inc. ("SFTP").

          Prior to April 1, 1998, Six Flags operated twelve "Six Flags" branded theme parks in eight locations throughout the United States. For all periods presented, nine of the theme parks, Six Flags Great Adventure and Wild Safari Animal Park (New York-Philadelphia), Six Flags Great America (Chicago-Milwaukee), Six Flags Magic Mountain and Six Flags Hurricane Harbor (Los Angeles), Six Flags AstroWorld and Six Flags Waterworld (Houston), Six Flags St. Louis (St. Louis) and Six Flags Hurricane Harbor (Dallas-Ft. Worth) were owned by Six Flags. Six Flags Fiesta Texas, located in San Antonio, Texas, was leased by a limited partnership of which a subsidiary of Six Flags is a general partner and manages the park. On October 30, 1998, Six Flags purchased the minority interest in the limited partnership and title to the park. Two parks - Six Flags Over Texas (Dallas-Ft. Worth) and Six Flags Over Georgia (Atlanta) (the "Partnership Parks") - are owned by limited partnerships of which the managing general partner was (prior to April 1, 1998) a wholly-owned subsidiary of Six Flags. On April 1, 1998, Premier Parks Inc. ("Premier") purchased all of the stock of SFEC (the "Acquisition"). At that time, Six Flags' interests in the Partnership Parks were transferred to Premier. See Note 3.

     (b)  Basis of Presentation

          As discussed above, Premier purchased SFEC on April 1, 1998. In accordance with Securities & Exchange Commission Staff Accounting Bulletin No. 54 ("SAB No. 54"), SFEC has "pushed down" Premier's purchase price in revaluing the assets and liabilities of SFEC. According to the provisions of SAB No. 54, purchase transactions that result in an entity becoming substantially wholly-owned require a new basis of accounting for the purchased assets and liabilities. As a result of the purchase, SFEC recorded the following purchase price adjustments as of April 1, 1998 (amounts in thousands):

                                                Increase (Decrease)
                                                -------------------
               Current assets                      $   (15,621)
               Debt issuance costs                     (19,597)
               Property and equipment                  322,183
               Intangible assets                     1,006,606
               Deposit and other assets                 14,299
               Accrued liabilities                      26,599
               Long-term debt                           51,592
               Deferred income taxes                    64,820
               Stockholder's equity                  1,164,859


                                      F-9
                                                                     (Continued)

                       SIX FLAGS ENTERTAINMENT CORPORATION

                   Notes to Consolidated Financial Statements


          The consolidated financial statements of SFEC for the period from December 29, 1997 to March 31, 1998 (the 1998 Pre-Acquisition period) and as of December 28, 1997 and for the years ended December 28, 1997 and December 29, 1996 reflect the accounting basis used by SFEC prior to its acquisition by Premier. The financial statements of SFEC subsequent to April 1, 1998 (the 1998 Post-Acquisition period) reflect the accounting basis for the purchased assets and liabilities used by SFEC subsequent to its acquisition by Premier. The vertical line that separates the SFEC consolidated financial statements emphasizes that the new basis of accounting used by SFEC after the purchase by Premier is not comparable to the basis of accounting used by SFEC prior to the purchase by Premier.

          Additionally, the accompanying notes to SFEC's consolidated financial statements disclose: (1) the relationship between Premier and SFEC;
          (2) that SFEC does not guarantee any of Premier's debt, or pledge assets or stock as security for Premier's debt; and (3) that SFEC's ability to pay dividends is restricted by its and its subsidiaries' debt agreements.

          The 1996 and 1997 fiscal years each consisted of 52 weeks. The 1998 fiscal year consisted of 53 weeks. The 1996 fiscal year ended on December 29, 1996, while the 1997 and 1998 fiscal years ended on December 28, 1997 and January 3, 1999, respectively.

          The Company's accounting policies reflect industry practices and conform to generally accepted accounting principles.

          The consolidated financial statements include the accounts of SFEC, its wholly-owned subsidiaries, limited partnerships and limited liability companies in which the Company beneficially owns 100% of the interests, and partnerships that the Company serves as sole general partner and owns a majority of the limited partnership interests. Intercompany transactions and balances have been eliminated in consolidation.

     (c)  Cash Equivalents

          Cash equivalents of $33,188,000 and $9,651,000 at January 3, 1999 and December 28, 1997, respectively, consist of short-term highly liquid investments with a remaining maturity as of purchase date of three months or less, which are readily convertible into cash. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with remaining maturities as of their purchase date of three months or less to be cash equivalents.

     (d)  Inventories

          Inventories are stated at the lower of cost (first-in, first-out) or market and primarily consist of products for resale including merchandise and food and miscellaneous supplies including repair parts for rides and attractions amounting to $8,051,000 as of December 28, 1997.


                                      F-10
                                                                     (Continued)

                       SIX FLAGS ENTERTAINMENT CORPORATION

                   Notes to Consolidated Financial Statements


     (e)  Advertising Costs

          Production costs of commercials and programming are charged to operations in the year first aired. The costs of other advertising, promotion, and marketing programs are charged to operations in the year incurred.

          Advertising  and  promotions  expense  was  $35,900,000,   $7,872,000,
          $61,100,000, and $64,600,000 during 1998 Post-Acquisition period, 1998
          Pre-Acquisition period, 1997, and 1996, respectively.

     (f)  Debt Issuance Costs

          The Company capitalizes costs related to the issuance of debt. The amortization of such costs is recognized as interest expense under a method approximating the interest method over the life of the respective debt issue.

     (g)  Depreciation and Amortization

          Rides and attractions are depreciated using the straight-line method over 5-25 years. Buildings and improvements are depreciated over their estimated useful lives of approximately 30 years by use of the straight-line method. Furniture and equipment are depreciated using the straight-line method over 5-10 years.

          Maintenance and repairs are charged directly to expense as incurred, while betterments and renewals are generally capitalized in the property accounts. When an item is retired or otherwise disposed of, the cost and applicable accumulated depreciation are removed and the resulting gain or loss is recognized.

     (h)  Investment in Theme Park Partnerships

          Prior to acquisition by Premier, the Company managed two parks (the Partnership Parks) in which the Company did not own a controlling interest. On April 1, 1998, the Company transferred its investment in theme park partnerships to Premier in exchange for $46,000,000 in cash and payment of $165,686,000 of Company borrowings. See Note 13.

          In 1997 and 1996, Six Flags accounted for its investment in theme park partnerships as co-ventures, i.e., the revenues and expenses (excluding partnership depreciation) were included in Six Flags' consolidated statements of operations and the net amounts distributed to the limited partners were deducted as expenses. Except for the limited partnership units purchased pursuant to the tender offers described in Note 6, Six Flags had no rights or title to the Partnership. Park assets or to the proceeds from any sale of the Partnership Parks' assets. Six Flags' 1997 consolidated balance sheet does not include any of the Partnership Parks' assets. The investment in theme park partnerships included in the 1997 consolidated balance sheet represented (i) Six Flags' interest in the estimated future cash flows from the operations of the Partnership Parks and was


                                      F-11
                                                                     (Continued)

                       SIX FLAGS ENTERTAINMENT CORPORATION

                   Notes to Consolidated Financial Statements


          amortized over the life of the partnership agreements, and (ii) the value of limited partnership units purchased pursuant to the SFOG tender offer. The SFOT tender offer was made subsequent to December 28, 1997. These two parks contributed revenues of $176,794,000 and $151,987,000 to Six Flags in the fiscal years 1997 and 1996, respectively.

          For the period from December 29, 1997 to March 31, 1998, the Company accounted for its investment in these two parks using the equity method of accounting. See Note 2. The equity method of accounting recognizes the Company's share of the activity of the Partnership Parks in the accompanying consolidated statements of operations in the caption "equity in operations of theme park partnerships." The equity method of accounting differs from the consolidation method of accounting used for the theme parks in which the Company owns a controlling interest. In the consolidation method of accounting, the activities of the consolidated parks are reflected in each revenue and expense caption rather than aggregated into one caption.

     (i)  Intangible Assets

          Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on the straight-line basis over the expected period to be benefited, generally 25 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquisition. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average borrowing rate.

          The goodwill associated with acquisitions made by Six Flags prior to the Acquisition was being amortized on the straight-line basis over periods not exceeding 40 years.

     (j)  Long-Lived Assets

          The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or group of assets to future net cash flows expected to be generated by the asset or group of assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     (k)  Interest Expense Recognition

          Interest on notes payable is generally recognized as expense on the basis of stated interest rates adjusted to reflect amortization of premiums or accretion of discounts. Such amortization or accretion is recognized over the term of the notes using the effective-interest method.


                                      F-12
                                                                     (Continued)

                       SIX FLAGS ENTERTAINMENT CORPORATION

                   Notes to Consolidated Financial Statements


     (l)  Income Taxes

          Income taxes are accounted for under the asset and liability method as computed on a stand-alone basis. Deferred tax assets and liabilities are  recognized  for  the  future  tax  consequences  attributable  to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

          Effective with the Acquisition, the Company and Premier entered into a tax sharing agreement, whereby the Company will pay to Premier the Company's portion of Premier's current tax expense.

     (m)  Investment Securities

          Restricted-use investment securities at January 3, 1999 consist of U.S. Treasury securities. The securities which are scheduled to mature in 1999 are restricted to provide a redemption fund for Company indebtedness also maturing in 1999. The Company classifies its investment securities as held-to-maturity. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. There are no other securities held by the Company.

          Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned.

     (n)  Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (o)  Reclassifications

          Reclassifications have been made to certain amounts reported in 1997 and 1996 to conform with the 1998 presentation.


                                      F-13
                                                                     (Continued)

                       SIX FLAGS ENTERTAINMENT CORPORATION

                   Notes to Consolidated Financial Statements


(2)  Accounting Changes

     (a)  Accounting for Investment in Theme Park Partnerships

          Prior to the Acquisition by Premier, Six Flags, through two subsidiaries, was the general partner in two theme park limited partnerships. Six Flags accounted for the parks as co-ventures, i.e., the revenues and expenses (excluding partnership depreciation) were included in Six Flags' consolidated statements of operations and the net amounts distributed to the limited partners were deducted as operating expenses. Except for the limited partnership units purchased pursuant to the tender offers described in Note 6, Six Flags had no rights or title to the Partnership Parks' assets or to the proceeds from any sale of the Partnership Parks' assets. Six Flags' 1997 consolidated balance sheet does not include any of the Partnership Parks' assets.

          On April 1, 1998, Six Flags changed its method of accounting for the Partnership Parks to the equity method of accounting as prescribed by Accounting Principles Board Opinion 18 and related interpretations. The change was applied retroactively to the beginning of Six Flags' 1998 fiscal year, and accordingly, the consolidated statements of operations for the 1998 Pre-Acquisition period reflects Six Flags' interests in the operations of the Partnership Parks on the equity method. Six Flags' interests in the Partnership Parks were transferred to Premier on April 1, 1998 and therefore, the consolidated statement of operations for the 1998 Post-Acquisition period ended January 3, 1999, does not include results of Premier's ownership interests in the Partnership Park partnerships. Six Flags changed its accounting for the Partnership Parks to reflect in operations revenues and costs and expenses of only those parks controlled by Six Flags through majority ownership. This accounting change had no cumulative effect on Six Flags' accumulated deficit as of December 28, 1997 and no effect on net loss for 1997 and 1996.

          The  unaudited  pro  forma  effect   assuming  the  equity  method  of
          accounting for the Partnership Parks was applied retroactively for all periods presented is as follows:

                                                               Year ended     Year ended
                                                              December 28,   December 29,
                                                                  1997           1996
                                                              ------------   -----------
          Revenues, as reported                               $708,666,000   680,876,000
          Revenues, pro forma                                 $531,872,000   528,889,000
                                                              ============   ===========

          Operating costs and expenses, as reported           $629,091,000   613,161,000
          Operating costs and expenses, pro forma             $474,928,000   464,693,000
                                                              ============   ===========

          Interest expense, net, as reported                  $ 84,430,000    76,530,000
          Interest expense, net, pro forma                    $ 82,856,000    74,979,000
                                                              ============   ===========


                                      F-14
                                                                     (Continued)

                       SIX FLAGS ENTERTAINMENT CORPORATION

                   Notes to Consolidated Financial Statements


                                                               Year ended     Year ended
                                                              December 28,   December 29,
                                                                  1997           1996
                                                              ------------   -----------
          Equity in operations of theme park partnerships,
            as reported                                        $        --            --
          Equity in operations of theme park partnerships,
            pro forma                                          $21,057,000     1,968,000
                                                               ===========   ===========
          Net loss, as reported                                $(3,708,000)  (15,249,000)
          Net loss, pro forma                                  $(3,708,000)  (15,249,000)
                                                               ===========   ===========

     (b)  Accounting for Off-Season Expenses

          On April 1, 1998, Six Flags changed its method of accounting for off-season expenses related to park operations. Prior to acquisition by Premier, Six Flags deferred interim period costs related to park operations and charged such costs to interim periods based on estimated annual revenues, substantially all of which were generated in the second and third quarters of the year. No costs were deferred at the end of a fiscal year.

          The change was applied retroactively to the beginning of Six Flags' 1998 fiscal year to conform with Premier's accounting policy for off-season expenses. This accounting change had no cumulative effect on Six Flags' accumulated deficit as of December 28, 1997 and would not have had any effect on net loss for 1997 and 1996. The change had the effect of increasing the net loss for the 1998 Pre-Acquisition period by approximately $96,654,000.

(3)  Acquisition of SFEC

     On April 1, 1998, Premier acquired all of the outstanding capital stock of SFEC for $976,000,000, paid in cash. In addition, Premier repaid at closing, assumed or refinanced approximately $1,032,717,000 of Company debt (including approximately $285,000,000 in aggregate principal amount at maturity (carrying value of $321,167,000 as of January 3, 1999) of Six Flags 12 1/4 % Series A Senior Subordinated Discount Notes due 2005 (the "SFTP Notes") and approximately $164,703,000 accreted value at April 1, 1998 (carrying value of $182,377,000 as of January 3, 1999) of SFEC Zero Coupon Notes (the "Old SFEC Notes")). Premier funded the Acquisition with the proceeds of concurrent public offerings and bank facilities (including a new $472,000,000 credit facility of Six Flags (the "Six Flags Credit Facility") and $170,000,000 of 8 7/8% Senior Notes due 2006 of SFEC (the "SFEC Notes")). See Note 8. The proceeds of the SFEC Notes, together with cash contributed by Premier, were deposited in escrow and invested in restricted-use investments to provide for the repayment in full at or prior to maturity in December 1999 of the Old SFEC Notes. Pursuant to the Acquisition, Six Flags transferred to Premier all of its interests in the limited partnerships that own the Partnership


                                      F-15
                                                                     (Continued)

                       SIX FLAGS ENTERTAINMENT CORPORATION

                   Notes to Consolidated Financial Statements


     Parks, for $46,000,000 in cash and Premier's payment of $165,686,000 of SFEC debt. Also in connection with the Acquisition, Premier and Warner Bros. Consumer Products Division entered into a long-term licensing agreement that gives Premier (and its subsidiaries, including Six Flags and Premier Parks Operations Inc.) the exclusive theme park usage rights in the U.S. and Canada (excluding the Las Vegas, Nevada metropolitan area) for all Warner Bros. and DC Comics animated cartoon and comic book characters.

     The following summarized unaudited pro forma results of operations for the years ended January 3, 1999 and December 28, 1997, assume that the Acquisition and the related financings occurred as of December 30, 1996 (the first day of the 1997 fiscal year).

                                           Year ended            Year ended
                                           January 3,           December 28,
                                              1999                 1997
                                           ----------           ------------
                                                     (Unaudited)
                                                    (In thousands)

          Total revenues                    $521,131              531,872
          Net loss                           (30,776)             (55,314)

(4)  Fair Value of Financial Instruments

     The recorded amounts for cash and cash equivalents, accounts receivable, receivable from affiliate, accounts payable and accrued liabilities approximate fair value because of the short maturity of these financial instruments. As of January 3, 1999, the fair value of the Company's restricted-use investments was approximately $184,930,000. The fair value was determined using quoted market prices. The fair value estimates, methods, and assumptions relating to the Company's debt financial instruments are discussed in Note 8.


(5)  Property and Equipment

     Property and equipment, at cost, are classified as follows:

                                                   January 3,     December 28,
                                                      1999           1997
                                                  ------------    -----------
     Land                                         $ 94,945,000     50,582,000
     Buildings and improvements                    334,249,000    263,475,000
     Rides and attractions                         405,129,000    389,798,000
     Equipment                                      59,415,000      9,033,000
     Construction-in-process                        34,682,000     55,368,000
                                                  ------------    -----------
     Total                                         928,420,000    768,256,000
     Less accumulated depreciation                  35,507,000    276,119,000
                                                  ------------    -----------
                                                  $892,913,000    492,137,000
                                                  ============    ===========


                                      F-16
                                                                     (Continued)

                       SIX FLAGS ENTERTAINMENT CORPORATION

                   Notes to Consolidated Financial Statements


(6)  Investment in Theme Park Partnerships

     Six Flags Over Georgia

     On March 18, 1997, Six Flags, Time Warner Inc. and Time Warner Entertainment Company, L.P. (TWE) completed arrangements pursuant to which a subsidiary of Six Flags (SFOG II) will manage the Six Flags Over Georgia Park through 2026. Under the agreements governing the new arrangements (the "Georgia Agreements"), the Six Flags Over Georgia Park is owned by a newly formed limited partnership ("Six Flags Over Georgia II") of which SFOG II is the managing general partner.

     The key elements of these arrangements are as follows: (i) the limited partner (which is not affiliated with Six Flags) will receive minimum annual distributions of $18,500,000 commencing in 1997, increasing each year thereafter in proportion to increases in the cost of living; thereafter, SFOG II will be entitled to receive from available cash (after provision for reasonable reserves and after capital expenditures per annum of approximately 6% of prior year revenues) a management fee equal to 3% of the prior year's gross revenues; and, thereafter, any additional available cash will be distributed 95% to SFOG II and 5% to the limited partner; (ii) in the second quarter of 1997, a subsidiary of SFTP (the "SFTP-SFOG Subsidiary") and a subsidiary of SFEC (the "SFEC-SFOG Subsidiary") made a tender offer for partnership interests ("SFOG LP Units") in Six Flags Fund, Ltd. (L.P.), which owns 99% of the limited partner of Six Flags Over Georgia II, that valued the Six Flags Over Georgia Park at the greater of $250,000,000 or 8.0 times 1997 EBITDA of the Six Flags Over Georgia Park (the "SFOG Tender Offer Price"); (iii) commencing in 1998, and on an annual basis thereafter, the SFTP-SFOG Subsidiary and the SFEC-SFOG Subsidiary will offer to purchase additional SFOG LP Units at a price based on the greater of the SFOG Tender Offer Price or the EBITDA of the Six Flags Over Georgia Park for the prior four years (provided that no more than $50,000,000 of such SFOG LP Units will be acquired by the SFTP-SFOG Subsidiary); and (iv) in 2026, Six Flags and its affiliates will have the option to acquire the Six Flags Over Georgia Park at a price based on the Tender Offer Price, increased in proportion to the increase in the cost of living between December 1996 and December 2026. SFEC, SFTP, Time Warner Inc. and TWE have guaranteed certain of the obligations (including the minimum annual distributions noted in (i) above) of SFOG II and Six Flags Over Georgia II under the Georgia Agreements, and in consideration therefor, SFOG II agreed to assign to SFTP at least 90% of the cash distributions it received from time to time from Six Flags Over Georgia II. See Note 2.

     On May 6, 1997, in connection with the closing of the tender offer described above, the SFTP-SFOG Subsidiary and the SFEC-SFOG Subsidiary purchased approximately 17% and 8%, respectively, of SFOG LP Units for approximately $42,400,000 and $20,300,000, respectively. The purchase of SFOG LP Units entitles each such purchaser the right to receive minimum annual distributions and any residual distributions (5% of available cash after the minimum annual distributions and management fee distributions) in proportion to the percentage amounts purchased. The purchase of SFOG LP Units


                                      F-17
                                                                     (Continued)

                       SIX FLAGS ENTERTAINMENT CORPORATION

                   Notes to Consolidated Financial Statements


     by the SFTP-SFOG Subsidiary was financed through a drawdown on Six Flags' secured revolving line of credit available for acquisitions under the Credit Agreement and the purchase of SFOG LP Units by the SFEC-SFOG Subsidiary was financed through loans from TWE, which were subsequently refinanced with demand loans. See Note 7. Purchases of SFOG LP units in the 1998 tender offer were less than $25,000.

     In connection with the purchase of the SFOG LP Units, approximately $49,800,000 of the excess of cost over net assets acquired associated with this investment was being amortized over 30 years. The net investment in SFOG LP Units was presented as part of the investment in theme park partnerships prior to the Acquisition. Accumulated amortization at December 28, 1997 amounted to $2,582,000.

     Six Flags Over Texas

     On November 24, 1997, Six Flags, Time Warner Inc. and TWE completed arrangements pursuant to which Six Flags Over Texas, Inc., a wholly-owned subsidiary of SFTP ("SFOT II"), will manage the Six Flags Over Texas Park through 2027. Under the agreements governing the new arrangements (the "Texas Agreements"), the Six Flags Over Texas Park will continue to be owned by Texas Flags Ltd., a limited partnership ("Six Flags Over Texas") of which SFOT II is the managing general partner.

     The key elements of these arrangements are as follows: (i) the limited partner (which is not affiliated with Six Flags) will receive minimum annual distributions of $27,700,000 commencing in 1998, increasing each year thereafter in proportion to increases in the cost of living; thereafter, SFOT II will be entitled to receive from available cash (after provision for reasonable reserves and after capital expenditures per annum of approximately 6% of prior year revenues) a management fee equal to 3% of the prior year's gross revenues; and, thereafter, any additional available cash will be distributed 92.5% to SFOT and 7.5% to the limited partner;
     (ii) in the first quarter of 1998, a subsidiary of SFTP (the "SFTP-SFOT Subsidiary") and a subsidiary of SFEC (the "SFEC-SFOT Subsidiary") commenced a tender offer for partnership interests ("SFOT LP Units") in Six Flags Over Texas, Ltd., which owns 99% of the limited partner of Six Flags Over Texas, that values the Six Flags Over Texas Park at the greater of $375,000,000 or 8.5 times 1998 EBITDA of the Six Flags Over Texas Park (the "SFOT Tender Offer Price"); (iii) commencing in 1999, and on an annual basis thereafter, the SFTP-SFOT Subsidiary and the SFEC-SFOT Subsidiary will offer to purchase additional SFOT LP Units at a price based on the greater of the SFOT Tender Offer price or the EBITDA of the Six Flags Over Texas Park for the prior four years; and (iv) in 2027, Six Flags and its affiliates will have the option to acquire the Six Flags Over Texas Park at a price based on the SFOT Tender Offer Price, increased in proportion to the increase in the cost of living between December 1997 and December 2027. SFEC, SFTP, Time Warner Inc. and TWE have guaranteed certain of the obligations (including the minimum annual distributions noted in (i) above) of SFOT under the Texas Agreements. See Note 2.


                                      F-18
                                                                     (Continued)

                       SIX FLAGS ENTERTAINMENT CORPORATION

                   Notes to Consolidated Financial Statements


     In connection with the entering into the Texas Agreements, a subsidiary of SFEC loaned $10,725,000 to the Six Flags Over Texas Partnership during December 1997 as a prepayment of its obligations under the Texas Agreements. This amount has been included in the Company's investment in theme park partnerships as of December 28, 1997.

     The tender offer for SFOT LP Units closed on March 12, 1998. Six Flags purchased approximately 33% of these units for approximately $117,984,000 through the SFEC-SFOT Subsidiary and financed the purchase of such units through loans.

     The summarized results of the Partnership Parks for the period from December 29, 1997 to March 31, 1998 are as follows:

          Revenues                                                 $ 10,168,000
          Expenses:
            Operating expenses                                       18,435,000
            Selling, general and administrative                       2,859,000
            Costs of products sold                                      993,000
            Depreciation and amortization                             3,286,000
            Interest expense, net                                       640,000
                                                                   ------------
                     Total                                           26,213,000
                                                                   ------------
          Net loss                                                 $(16,045,000)
                                                                   ============

     Changes in the investment in theme park partnerships for the year ended December 28, 1997 are as follows:

          Balance at beginning of period                           $ 19,135,000
          Capital additions made by the theme parks                  16,147,000
          Operations, net of distributions to the limited partners   18,633,000
          Distributions to Six Flags                                (24,126,000)
          Amortization                                              (11,515,000)
                                                                   ------------
                                                                     18,274,000
                                                                   ------------
          Purchase of SFOG limited partnership units                 62,678,000
          Amortization                                               (2,582,000)
                                                                   ------------
                                                                     60,096,000
                                                                   ------------
          Advance to SFOT                                            10,725,000
                                                                   ------------
                                                                   $ 89,095,000
                                                                   ============

     As of the Acquisition, the Company's investment in theme park partnerships was transferred to Premier in exchange for $46,000,000 in cash and Premier's payment of $165,686,000 of Company borrowings. See Note 13.


                                      F-19
                                                                     (Continued)

                       SIX FLAGS ENTERTAINMENT CORPORATION

                   Notes to Consolidated Financial Statements


     The following summarized unaudited pro forma results of operations for the period from December 29, 1997 to March 31, 1998 and for the year ended December 28, 1997, assume the transfer of the Company's interests in the Partnership Parks had occurred on December 30, 1996 (the first day of SFEC's 1997 fiscal year):

                                             Period from
                                             December 29,         Year ended
                                               1997 to           December 28,
                                            March 31, 1998           1997
                                            --------------       ------------
                                                        (Unaudited)
                                                       (in thousands)

     Revenues                                 $  23,403            531,872
     Net loss                                  (130,509)           (24,765)

(7)  Short-Term Borrowings

     Short-term borrowings at January 3, 1999 and December 28, 1997 consist of the following:

                                                                      January 3,     December 28,
                                                                         1999            1997
                                                                      ----------     ------------
     8.5% Note payable to Chase Bank, due March 31, 1998              $       --      19,778,000
     7.2% Note payable to TWE, due March 31, 1998                             --      10,725,000
                                                                      ----------     ------------
                                                                      $       --      30,503,000
                                                                      ==========     ============

     The proceeds from the note payable to Chase Bank were used to purchase approximately 8% of SFOG LP Units pursuant to the tender offer for such units. The proceeds from the TWE note payable were loaned to Six Flags Over Texas Partnership in connection with the Texas Agreements. See Note 6. The weighted average interest rate of short-term borrowings outstanding as of December 28, 1997 was 8.5%. These short-term borrowings were refinanced in March 1998 at the time of the financing of the initial tender offer for SFOT LP units through a $165,000,000 facility. The new facility was paid in full at the time of the Acquisition by Premier in exchange for the interests in the theme park partnerships previously owned by SFEC.


                                                                     (Continued)

                       SIX FLAGS ENTERTAINMENT CORPORATION

                   Notes to Consolidated Financial Statements


(8)  Long-Term Debt

     At January 3, 1999 and December 28, 1997, long-term debt consists of:

                                                                                   January 3,        December 28,
                                                                                      1999              1997
                                                                                 --------------      ------------
     Long-term debt:
         Old Credit Agreement (a)                                                $           --      348,500,000
         SFEC Notes (b)                                                             170,000,000               --
         SFEC Zero Coupon Notes (b)                                                 182,877,000      161,074,000
         SFTP Senior Subordinated Notes (c)                                         321,167,000      269,925,000
         Credit Facility (d)                                                        409,750,000               --
         Other                                                                        1,050,000               --
                                                                                 --------------      -----------
                                                                                  1,084,844,000      779,499,000

     Less current portion, in 1999 primarily the SFEC Zero
         Coupon Notes (carrying value of $182,877,000 as of
         January 3, 1999) which have been prefunded with                            184,370,000       26,130,000
         restricted-use investments.  See note (b)                               --------------      -----------
                                                                                 $  900,474,000      753,369,000
                                                                                 ==============      ===========

     (a) In 1995, SFTP entered into a $600,000,000 credit agreement (the "Old Credit Agreement") with a group of lenders. The Old Credit Agreement consisted of a $345,000,000 Tranche A Senior Secured Term Loan Facility (the "Tranche A Term Facility"), a $130,000,000 Tranche B Senior Secured Term Loan Facility (the "Tranche B Term Facility") (together the "Term Facilities"), and a Senior Secured Revolving Credit Facility (the "Revolving Facility"). The Revolving Facility provided for revolving loans to SFTP and the issuance of letters of credit for the account of SFTP in an aggregate principal amount of up to $125,000,000, of which not more than $12,000,000 could be represented by letters of credit. The interest rates per annum applicable to the Tranche A Term Facility and Revolving Facility were LIBOR plus 2.50%, as adjusted semi-annually. The interest rate per annum applicable to the Tranche B Term Facility was LIBOR plus 3.00%, as adjusted semi-annually. The amounts outstanding under the Term Facilities were $307,500,000 at December 28, 1997. The amounts borrowed against the Revolving Facility as of December 28, 1997 were $41,000,000. As of December 28, 1997, the Company had $9,300,000 in
          letters of credit outstanding.

          SFTP was required to pay a per annum fee equal to 2.50%, plus a fronting fee of 0.25%, of the aggregate face amount of outstanding letters of credit under the Revolving Facility and a per annum fee equal to 0.50% on the undrawn portion of the commitments in respect of the Revolving Facility.

          In connection with the Acquisition, in April 1998, the Company satisfied all amounts then outstanding under the Old Credit Agreement and the Old Credit Agreement was terminated.


                                                                     (Continued)

                       SIX FLAGS ENTERTAINMENT CORPORATION

                   Notes to Consolidated Financial Statements


     (b) On April 1, 1998, SFEC issued $170,000,000 principal amount of SFEC Notes, which are senior obligations of SFEC. The SFEC Notes are guaranteed on a fully subordinated basis by Premier. The SFEC Notes require annual interest payments of approximately $15,100,000 (8 7/8% per annum) and, except in the event of a change of control of SFEC and certain other circumstances, do not require any principal payments prior to their maturity in 2006. The SFEC Notes are redeemable, at SFEC's option, in whole or in part, at any time on or after April 1, 2002, at varying redemption prices. The net proceeds of the SFEC Notes, together with other funds, were invested in restricted-use securities to provide for the repayment in full on or before December 15, 1999 of the SFEC Zero Coupon Notes (with a carrying value of $182,877,000 at January 3, 1999).

          The indenture under which the SFEC Notes were issued limits the ability of SFEC and its subsidiaries to dispose of assets; incur additional indebtedness or liens; pay dividends; engage in mergers or consolidations; and engage in certain transactions with affiliates.

     (c) The SFTP Senior Subordinated Notes were issued in an aggregate principal amount of $285,000,000 at a discount and effective in 1999 require interest payments of approximately $34,900,000 per annum (12 1/2% per annum). The first interest payment was paid in December 1998. Except in certain circumstances, no principal payments are required prior to their maturity in 2005. The SFTP Senior Subordinated Notes are guaranteed on a senior subordinated basis by the principal operating subsidiaries of SFTP. The Notes are redeemable, at SFTP's option, in whole or in part, at any time on or after June 15, 2000, at varying redemption prices. As a result of the application of purchase accounting, the carrying value of the SFTP Senior Subordinated Notes was increased to $318,500,000, which was the estimated fair value at the Acquisition date, April 1, 1998. The premium that resulted from the adjustment of the carrying value will be amortized as a reduction to interest expense over the remaining term of the SFTP Senior Subordinated Notes and will result in an effective interest rate of approximately 9 3/4%.

          The indenture under which the SFTP Senior Subordinated Notes were issued limits the ability of SFTP and its subsidiaries to dispose of assets; incur additional indebtedness or liens; pay dividends; engage in mergers or consolidations; and engage in certain transactions with subsidiaries and affiliates.

     (d) On April 1, 1998, SFTP entered into the Credit Facility, pursuant to which it had outstanding $409,750,000 at January 3, 1999. The Credit Facility includes (i) a $100,000,000 five-year revolving credit facility used to refinance Six Flags bank indebtedness as of April 1, 1998 and for working capital and other general corporate purposes (of which $38,000,000 was outstanding on January 3, 1999); and (ii) a $372,000,000 term loan facility (the "Term Loan Facility") which was fully drawn on January 3, 1999. Borrowings under the Term Loan Facility will mature on November 30, 2004. However, aggregate principal payments and reductions of $1,000,000 are required during each of the first, second, third and fourth years; aggregate principal payments of $25,000,000 and $40,000,000 are required in years five and six, respectively, and $303,000,000 at maturity. Borrowings under the Credit Facility are secured by substantially all of the assets of


                                                                     (Continued)

                       SIX FLAGS ENTERTAINMENT CORPORATION

                   Notes to Consolidated Financial Statements


          SFTP and its subsidiaries and a pledge of the stock of SFTP, and are guaranteed by such subsidiaries and SFEC.

          The Credit Facility contains restrictive covenants that, among other things, limit the ability of SFTP and its subsidiaries to dispose of assets; incur additional indebtedness or liens; pay dividends, (except that, subject to covenant compliance, dividends will be permitted to allow SFEC to meet cash pay interest obligations with respect to the SFEC Notes); repurchase stock; make investments; engage in mergers or consolidations and engage in certain transactions with subsidiaries and affiliates. In addition, the Credit Facility requires that SFTP comply with certain specified financial ratios and tests.

          Annual maturities of long-term debt during the five years subsequent to January 3, 1999, are as follows:

               1999                     $  184,370,000
               2000                          1,493,000
               2001                          1,065,000
               2002                          7,000,000
               2003 and thereafter         890,916,000
                                        --------------
                                        $1,084,844,000
                                        ==============

          The following table reflects the condensed financial information of Premier (guarantor of the 8 7/8% SFEC Notes described in (b) above).

                                                      (in thousands)

       Assets:                                                  Liabilities and stockholders' equity:
          Cash and cash equivalents             $  320,411         Current liabilities                        $   22,888
          Restricted-use investment securities      22,734                                                    ----------
          Other current assets                      38,067         Long-term debt                                550,896
                                                ----------
                Total current assets               381,212
                                                                   Other long-term liabilities                       568
          Other assets                              21,757
                                                                   Deferred income taxes                             217
          Restricted-use investments               111,576
                                                                   Stockholders' equity                        1,626,565
          Investment in subsidiaries             1,432,883                                                    ----------

          Investment in theme park partnerships    226,324

          Property and equipment, net               23,758

          Intangible assets, net                     3,624
                                                ----------               Total liabilities and
                Total assets                    $2,201,134                   stockholders' equity             $2,201,134
                                                ==========                                                    ==========


                                                                     (Continued)

                       SIX FLAGS ENTERTAINMENT CORPORATION

                   Notes to Consolidated Financial Statements


Revenue                                  $      340      Cash flow information:
                                         ----------         Cash flows from operating activities       $  (17,367)
Operating costs and expenses:                                                                          ----------
   Selling, general and  administrative       9,351      Cash flows from investing activities:
   Noncash compensation                       5,687         Additions to property and  equipment          (23,970)
   Depreciation and amortization                166         Investment in theme park partnerships        (217,641)
                                         ----------
     Total operating costs and expenses      15,204         Acquisitions of theme park companies       (1,000,065)
                                         ----------
     Loss from operations                  (14,864)        Investment in subsidiaries                    (39,030)
                                         ----------
Other income (expense):                                     Purchase of restricted-use investments       (145,675)

   Interest expense                         (41,031)        Maturities of restricted-use
   Interest income                           20,593           investments                                  11,365
                                                                                                       ----------
   Equity in operations of theme park                                                                  (1,415,016)
     partnerships                            21,002                                                    ----------
                                         ----------
       Total other income (expense)             564      Cash flows from financing activities:
                                         ----------
       Loss before income                                   Proceeds from borrowings                      531,703
         taxes                              (14,300)        Net cash proceeds from issuance
Income tax benefit                           (5,918)          of stock                                  1,256,319
                                         ----------
                                                            Payment of preferred dividends                (11,644)
       Net loss                          $   (8,382)        Payment of debt issuance costs                (23,584)
                                         ==========                                                    ----------
                                                                                                        1,752,794
       Net loss applicable                                                                             ----------
         to common stock                 $  (25,848)        Increase in cash and cash equivalents      $  320,411
                                         ==========                                                    ==========

          As discussed in (a) to (d), the long-term debt of the Company has been issued by both SFEC and by one of its subsidiaries, SFTP. SFEC does not guarantee the SFTP Senior Subordinated Notes. SFEC is a holding company with limited assets other than its investment in SFTP and the restricted-use investments that will be used to repay the SFEC Zero Coupon Notes. Additionally, SFEC does not have any operating income or operating cash flow outside of interest payments on the SFEC Notes. The vast majority of the SFEC consolidated assets, liabilities, operations and cash flows are those of SFTP. As such, condensed information of SFEC and of consolidated SFTP is not presented.

          The debt indentures or credit facility agreements generally restrict the ability of the obligors to distribute assets to parent companies or in the case of SFEC to its stockholder. The following table discloses the amounts available for distribution (other than permitted payments in respect of shared administrative and other corporate expenses and tax sharing payments) at January 3, 1999 by each debt group based upon the most restrictive applicable limitation.

                                                          Amount
                                                        Available
                                                      -------------
                                                      (in thousands)

               SFEC                                    $   111,226
               SFTP                                          3,772

          The fair value of the Company's long-term debt is estimated by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company's investment bankers or based upon quoted market prices. The fair value of


                                                                     (Continued)

                       SIX FLAGS ENTERTAINMENT CORPORATION

                   Notes to Consolidated Financial Statements


     the Company's long-term debt as of January 3, 1999 and December 28, 1997 was approximately $1,084,702,000 and $822,100,000, respectively.

(9)  Income Taxes

     Income tax expense allocated to operations for the 1998 Post-Acquisition period, 1998 Pre-Acquisition period, 1997 and 1996 consists of the following:

                                      Current       Deferred        Total
                                      -------       --------        -----

     Post-Acquisition 1998:
       U.S. federal                 $        --    29,972,000    29,972,000
       State and local                       --     4,541,000     4,541,000
                                    -----------    ----------    ----------
                                    $        --    34,513,000    34,513,000
                                    ===========    ==========    ==========

     Pre-Acquisition 1998:
       U.S. federal                 $        --            --            --
       State and local                       --            --            --
                                    -----------    ----------    ----------
                                    $        --            --            --
                                    ===========    ==========    ==========

     1997:
       U.S. federal                 $        --            --            --
       State and local                       --            --            --
                                    -----------    ----------    ----------
                                    $        --            --            --
                                    ===========    ==========    ==========

     1996:
       U.S. federal                 $        --     4,369,000     4,369,000
       State and local                       --       768,000       768,000
                                    -----------    ----------    ----------
                                    $        --     5,137,000     5,137,000
                                    ===========    ==========    ==========


                                                                    (Continued)

                       SIX FLAGS ENTERTAINMENT CORPORATION

                   Notes to Consolidated Financial Statements


Income tax expense (benefit) differed from amounts computed by applying the U.S. federal income tax rate of 35% to income (loss) before income taxes as follows:

                                             1998           1998
                                             Post-          Pre-
                                          Acquisition   Acquisition
                                            Period         Period          1997           1996
                                          -----------   -----------      ---------      ---------
Computed "expected" federal income
  tax expense (benefit)                   $22,118,000   (50,281,000)    (1,298,000)    (3,539,000)
Amortization of goodwill                   10,480,000       777,000      2,866,000      2,287,000
Other, net                                     19,000       (60,000)      (327,000)        68,000
Carryover of net operating losses                  --    49,564,000     (1,241,000)     5,822,000
Effect of state and local income taxes,
  net of federal tax benefit                1,896,000            --             --        499,000
                                          -----------    ----------     ----------     ----------
                                          $34,513,000            --             --      5,137,000
                                          ===========    ==========     ==========     ==========

Substantially all of the Company's future taxable temporary differences (deferred tax liabilities) relate to the different financial accounting and tax bases resulting from the application of purchase method of accounting for business combinations and depreciation methods and periods for property and equipment. The Company's net operating loss carryforwards, alternative minimum tax carryforwards, accrued insurance expenses, and asset tax basis in excess of financial basis, represent future income tax deductions (deferred tax assets). The tax effects of these temporary differences as of January 3, 1999 and December 28, 1997, are presented below:

                                                  January 3,     December 28,
                                                    1999             1997
                                                 ------------    ------------

Deferred tax assets before valuation allowance   $123,993,000     103,138,000
Less valuation allowance                                   --     (15,921,000)
                                                 ------------    ------------
Net deferred tax assets                           123,993,000      87,217,000
Deferred tax liabilities                          223,326,000      87,217,000
                                                 ------------    ------------
Net deferred tax liability                       $ 99,333,000              --
                                                 ============    ============


                                                                     (Continued)

                       SIX FLAGS ENTERTAINMENT CORPORATION

                   Notes to Consolidated Financial Statements


The following details the material financial and tax differences comprising the deferred tax asset and deferred tax liability above.

                                                          January 3,     December 28,
                                                            1999            1997
                                                         ------------    ------------
Deferred tax assets:
    Property and equipment - tax basis in excess of
       financial basis                                   $         --      55,467,000
    Net operating loss carryforwards                       89,025,000      43,071,000
    Other                                                  34,968,000       4,600,000
                                                         ------------    ------------
                                                         $123,993,000     103,138,000
                                                         ============    ============
Deferred tax liabilities:
    Property and equipment - financial basis in excess
       of tax basis                                      $217,515,000      33,736,000
    Deferral related to tax and fiscal year difference             --      46,225,000
    Other                                                   5,811,000       7,256,000
                                                         ------------    ------------
                                                         $223,326,000      87,217,000
                                                         ============    ============

Because most of the Company's Post-Acquisition depreciable assets' financial carrying amounts and tax basis differences will reverse before the expiration of the Company's net operating loss carryforwards and taking into account the Company's projections of future taxable income over the same period, management believes that the Company will more likely than not realize the benefits of these net future deductions. As a result, no valuation allowance is deemed necessary as of January 3, 1999.

As of January 3, 1999, the Company has approximately $236,000,000 of net operating loss carryforwards available for federal income tax purposes which expire through 2013. Additionally, the Company has approximately $4,728,000 of alternative minimum tax credits which have no expiration date.

The Company has experienced an ownership change within the meaning of Internal Revenue Code Section 382 and the regulations thereunder as a result of the Acquisition by Premier. Due to this ownership change, no more than $49,200,000 of such net operating loss carryforwards may be used to offset taxable income in any year. Furthermore, the amount of such NOLs that can be used is limited to the cumulative taxable income of Six Flags. Notwithstanding these limitations, management believes that it is more likely than not that all of the Company's net operating loss carryforwards will be utilized by the Company before their expiration.


                                                                     (Continued)

                       SIX FLAGS ENTERTAINMENT CORPORATION

                   Notes to Consolidated Financial Statements


(10) Stockholders' Equity

     (a)  Pre-Acquisition Capital Structure

          Prior to the Acquisition, SFEC's outstanding equity consisted of 5,100,000 shares of Class A Convertible Preferred Stock, par value of $.01 per share, 4,900,000 shares of Class B Convertible Preferred Stock, par value of $.01 per share, 51 shares of Class A Common Stock, par value $.01 per share ("Class A Common Stock"), and 49 shares of Class B Common Stock, par value $.01 per share ("Class B Common Stock"). The Class A Convertible Preferred Stock had a liquidation preference per share of $40 plus accrued and unpaid dividends to the liquidation date. Dividends accrued on the outstanding shares of Class A Convertible Preferred Stock on a daily basis at the rate of 12% per annum, compounded semi-annually on December 1 and June 1 of each year. Accrued and unpaid dividends for the Class A Convertible Preferred Stock were $69,500,000 at December 28, 1997. The Class B Convertible Preferred Stock had a liquidation preference per share of $40. No dividends accrued on the Class B Convertible Preferred Stock. SFEC's Class A Convertible Preferred Stock and Class A Common Stock were further divided into shares of voting stock (known as Class A-1 Convertible Preferred Stock and Class A-1 Common Stock, respectively) and non-voting stock (known as Class A-2 Convertible Preferred Stock and Class A-2 Common Stock, respectively). The non-voting shares of each such class were created for the benefit of certain regulated entities (each a "Regulated Holder") whose ability to own voting stock was restricted. Shares of Class A-1 Convertible Preferred Stock and Class A-1 Common Stock could have been exchanged by a Regulated Holder on a share-for-share basis for non-voting shares of such class. Shares of Class A-2 Convertible Preferred Stock and Class A-2 Common Stock could have been exchanged on a share-for-share basis for voting shares of each such class if such shares were held by a person other than by a Regulated Holder. Except for voting rights specifically accorded to a particular class under Delaware law, the shares of Class A-1 Common Stock and Class B Common Stock voted together as a single class on matters requiring stockholder action.

          Six Flags entered into an Employment Agreement ("the Agreement") with an Executive (the "Executive") whereby SFEC agreed to reserve for issuance a certain number of shares of Class B Common Stock (the "Reserved Shares"), as defined in the Agreement. The Reserved Shares were to become vested on December 31, 2000, subject to the Executive's employment having continued through such date or prior thereto if certain events occurred as defined in the Agreement, including change-of-control provisions. Six Flags has recognized compensation expense related to the Reserved Shares during the 1998 Pre-Acquisition period, 1997, and 1996.

          Under the Agreement, the Executive was also granted options to purchase shares of SFEC's Class B Common Stock. Included was an option to purchase an additional 163,936 shares of SFEC's Class B Common Stock (the "Tranche 1 Option"), and a second option to purchase an additional 327,872 shares of SFEC's Class B Common Stock (the "Tranche 2 Option"). The exercise price of the Tranche 1 Option was based on a September 1995 exercise price of $40.64 per share, increasing at a cumulative annual rate of 10%. The exercise price of the Tranche 2 Option was based on a September 1995 exercise price of $40.94 per share increasing at a cumulative


                                                                     (Continued)

                       SIX FLAGS ENTERTAINMENT CORPORATION

                   Notes to Consolidated Financial Statements


          annual rate of 15%. On each September 15 while the Executive was employed under the Agreement, the number of shares of SFEC's Class B Common Stock reserved for issuance under the terms of the Tranche 1 Option decreased by 5,858.9 shares. At the same time, the Executive was granted a like number of additional Reserved Shares. In addition, SFEC granted additional options for the purchase of 327,872 shares of SFEC's Class B Common Stock to members of management of Six Flags and its subsidiaries. The terms of these options were similar to the Tranche 1 Option and Tranche 2 Option described above.

          The options were to become exercisable only if there was a triggering event, as defined in the stock option plan agreement. Accordingly, prior to the triggering event, these stock options had been treated as if they were unissued due to the uncertainty regarding the Executive's and other management employees' ability to exercise such options. As a result of the Acquisition causing the options and the Reserved Shares to vest, Six Flags recognized $46,061,000 of compensation expense associated with the options and the Reserved Shares during the 1998 Pre-Acquisition period.

     (b)  Post-Acquisition Capital Structure

          As a component of the Acquisition, the capitalization of SFEC was modified. Post-Acquisition, SFEC's capital structure consists of 1,000 shares of $.05 common stock. All 1,000 shares of common stock have been issued, with all of the shares owned by Premier. All previously outstanding SFEC shares were retired.


(11) Pension Benefits

     Six Flags maintains a noncontributory, defined benefit pension plan (the "Benefit Plan"). The Benefit Plan covers substantially all of Six Flags' full-time employees. Subsequent to January 3, 1999, the Benefit Plan was extended to cover substantially all of Premier's full-time employees. The Benefit Plan permits normal retirement at age 65, with early retirement at ages 55 through 64 upon attainment of ten years of credited service. The early retirement benefit is reduced for benefits commencing before age 62. Benefit Plan benefits are calculated according to a benefit formula based on age, average compensation over the highest consecutive five-year period during the employee's last ten years of employment and years of service. Benefit Plan assets are invested primarily in common stock and mutual funds. The Benefit Plan does not have significant liabilities other than benefit obligations. Under the Company's funding policy, contributions to the Benefit Plan are determined using the projected unit credit cost method. This funding policy meets the requirements under the Employee Retirement Income Security Act of 1974.


                                                                 (Continued)

                       SIX FLAGS ENTERTAINMENT CORPORATION

                   Notes to Consolidated Financial Statements


The following table sets forth the aggregate funded status of the Benefit Plan and the related amounts recognized in the Company's consolidated balance sheets:

                                                                            Period from           Period from
                                                                           April 1, 1998          December 29,
                                                                                to                  1997 to
                                                                            January 3,              March 31,
                                                                               1999                  1998                   1997
                                                                           ------------           -----------            -----------
Change in benefit obligation:
    Benefit obligation, beginning of period                                $ 68,712,000            68,912,000            58,702,000
    Service cost                                                              2,444,000               801,000             3,025,000
    Interest cost                                                             3,808,000             1,261,000             4,858,000
    Actuarial (gain) loss                                                       757,000            (1,987,000)            3,444,000
    Benefits paid                                                            (1,063,000)             (275,000)           (1,117,000)
                                                                           ------------           -----------            -----------
    Benefit obligation, end of period                                        74,658,000            68,712,000            68,912,000
                                                                           ------------           -----------            -----------
Change in plan assets:
    Fair value of assets, beginning of period                                85,236,000            77,024,000            60,471,000
    Actual return on plan assets                                              3,097,000             8,488,000            13,584,000
    Employer contributions                                                           --                    --             4,086,000
    Benefits paid                                                            (1,063,000)             (276,000)           (1,117,000)
                                                                           ------------           -----------            -----------
    Fair value of assets, end of period                                      87,270,000            85,236,000            77,024,000
                                                                           ------------           -----------            -----------
Plan assets in excess of benefit obligations                                 12,612,000            16,524,000             8,112,000

Unrecognized net actuarial (gain) loss                                        3,317,000           (16,349,000)           (7,943,000)

Unrecognized prior service cost                                                      --            (1,046,000)           (1,090,000)
                                                                           ------------           -----------            -----------
Prepaid (accrued) benefit cost (included in deposits
    and  other  assets  as  of  January 3, 1999,  other
    long-term liabilities as of December 28, 1997)                         $ 15,929,000              (871,000)             (921,000)
                                                                           ============           ===========            ===========

Net pension  expense of the Benefit Plan for the 1998  Post-Acquisition  period,
the  1998  Pre-Acquisition   period,  1997,  and  1996  included  the  following
components:

                                           Period from           Period from
                                          April 1, 1998          December 29,
                                               to                  1997 to
                                         January 3, 1999        March 31, 1998              1997                  1996
                                         ---------------        --------------           ---------             ---------
Service cost                               $ 2,444,000               801,000             3,025,000             3,133,000
Interest cost                                3,808,000             1,261,000             4,858,000             4,436,000
Expected return on assets                   (5,657,000)           (1,740,000)           (5,496,000)           (4,565,000)
Amortization of:
  Prior service cost                                --               (44,000)             (176,000)             (176,000)
  Actuarial gain (loss)                             --               (53,000)                   --                33,000
                                           -----------            ----------             ---------             ---------
Net periodic cost                          $   595,000               225,000             2,211,000             2,861,000
                                           ===========            ==========             =========             =========


                                                                     (Continued)

                       SIX FLAGS ENTERTAINMENT CORPORATION

                   Notes to Consolidated Financial Statements


Assumptions used in the determination the actuarial present value of the projected benefit obligations and net pension expense are as follows:

                                              Period from        Period from
                                             April 1, 1998       December 29,
                                                  to               1997 to
                                            January 3, 1999     March 31, 1998           1997            1996
                                            ---------------     --------------           ----            ----
 Weighted average discount rate                 6.75%               7.25%                7.25%           7.75%
 Long-term rate of return                       9.00%               9.00%                9.00%           9.00%
 Future compensation levels                     4.50%               5.00%                5.00%           6.00%


(12) 401(k) Plan

     The Company has a qualified, contributory 401(k) plan (the "Six Flags Savings Plan"). Under the provisions of the Six Flags Savings Plan, employees of Six Flags completing one year of service (minimum 1,000 hours) and attaining age 21 are eligible to participate and may contribute up to 6% of compensation as a tax deferred basic contribution. Each participant may also elect to make additional contributions of up to 10% of compensation (up to 4% tax deferred). Tax deferred contributions to the savings plan may not exceed amounts defined by the Internal Revenue Service ($10,000 for 1998; $9,500 for 1997). Both the basic and additional contributions are at all times vested. Six Flags, at its discretion, may make matching contributions of up to 100% of its employees' basic contributions. Six Flags recognized contribution expense of $743,000, $247,000, $900,000, and $700,000 for the 1998 Post-Acquisition period, 1998
     Pre-Acquisition period, 1997 and 1996, respectively. Six Flags' matching contributions to the savings plan are made in the first quarter of the succeeding year. During the first quarter of 1999, the Six Flags Savings Plan was merged into Premier's existing 401(k) plan.


(13) Related Party Transactions

     Transactions with Time Warner Entertainment Company, L.P. and Affiliates prior to April 1, 1998

     On December 31, 1997, TWE contributed $4,000,000 to Six Flags. This capital is reflected as an affiliate receivable as of December 28, 1997.

     On May 5, 1997, TWE loaned $19,500,000 to a subsidiary of Six Flags. The proceeds from this affiliate loan were used to purchase approximately 8% of SFOG LP Units pursuant to the tender offer for such units. On December 23, 1997, this affiliate loan, along with accrued interest, was refinanced with proceeds of a note payable to Chase Bank. On November 24, 1997, TWE loaned $10,725,000 to another Six Flags subsidiary. The proceeds of this affiliate loan were loaned to the Six Flags Over Texas Partnership in connection with the Texas Agreements. This loan was refinanced in March 1998 by a $165,000,000 credit facility with Chase Bank.


                                                                     (Continued)

                       SIX FLAGS ENTERTAINMENT CORPORATION

                   Notes to Consolidated Financial Statements


     In 1996 and 1997, Six Flags reimbursed TWE and its affiliates $4,400,000 and $2,600,000, respectively, for royalties on merchandise, advertising and other expenses.

     During 1995, Six Flags entered into a license agreement (the "License Agreement") pursuant to which it obtained the exclusive right for a term of 55 years to theme park use in the United States and Canada (excluding the Las Vegas, Nevada metropolitan area) of all animated, cartoon and comic book characters that Warner Bros. and DC Comics have the right to license for such use during the term of the agreement, including all characters which, prior to the effectiveness of the License Agreement, already had been licensed by Warner Bros. and DC Comics to Six Flags for use in connection with Six Flags' theme parks.

     Under the License Agreement, Six Flags pays an annual license fee of $500,000 for each of the first ten years of the license term. Thereafter, the license fee will be subject to periodic scheduled increases and will be payable on a per-theme park basis. The annual license fees will also be increased by amounts equal to any third-party payments which may be payable by Warner Bros. or DC Comics as a result of the use of any licensed character by Six Flags.

     Six Flags entered into an amendment to the License Agreement ("Amendment No. 1") which provided the exclusive right for a period of three years ending December 31, 1998, to theme park use of elements contained in released versions of certain theatrical motion pictures and television shows, along with usage of the "Warner Bros. Backlot Logo" (the "Logo Usage"). Each separate motion picture, television series and/or Logo Usage may be utilized only in connection with live shows within Six Flags' parks. Six Flags was charged $400,000 in total for the years 1996 and 1997 and was charged $150,000 in 1998 for the rights granted pursuant to Amendment No. 1.

     In addition to the annual license fees described above, Six Flags is also required to pay royalties on sales of products incorporating the licensed characters at standard royalty rates for such products, subject to increase from time to time. Warner Bros. will be entitled to terminate the License Agreement prior to the expiration of the stated term if Six Flags, at any time during the term, is directly or indirectly controlled by a person that derives significant revenues from the production or distribution of motion pictures or engages in certain other businesses competitive with TWE.

     Six Flags also entered into a license agreement with TWE pursuant to which TWE granted Six Flags a 25-year license to use the trademarks and service marks relating to the "Home Box Office" and "HBO" names and the "HBO" logo for use in connection with operation of restaurants in Six Flags' theme parks. The TWE license is royalty-free for the first ten years of its term. Thereafter, annual royalties will be established every five years. Six Flags also entered into an agreement entitling Six Flags (i) to use the name "Time Warner" in connection with operating a retail merchandise outlet with the name "Time Warner Studio Store" at Six Flags' theme parks and for establishing a themed area in each of Six Flags' theme parks to be called "Time Warner Studios" and (ii) to stage a concert series in Six Flags' theme parks under the name "Warner Music Rock Review." Six Flags also entered into a license agreement with the Sports Illustrated division of Time Warner pursuant to which Time Warner granted Six Flags a ten-year royalty-free license to use the "Sports Illustrated" and "Sports Illustrated for Kids" trademarks and service marks in connection with the operation of a sports festival at Six


                                                                     (Continued)

                       SIX FLAGS ENTERTAINMENT CORPORATION

                   Notes to Consolidated Financial Statements


     Flags' theme parks. The licensor under each of these additional license agreements has the right to terminate the license granted thereby if, during the stated term of any such license agreement, the Warner Bros. License Agreement is terminated for any reason. The licensor also has the right under certain circumstances to suspend the right of any Six Flags' theme parks to use the licenses granted thereby if the license is not sufficiently utilized in such theme park.

     The License Agreement and Amendment No. 1 thereto described above were superceded by the License Agreement entered into in connection with the Acquisition to include the parks owned and operated by Premier Parks Operations Inc. As it relates to Six Flags, the terms of the new License Agreement are substantially the same as those described above.

     Transactions with Premier Parks Inc. and Affiliates Subsequent to March 31, 1998

     In connection with the Acquisition, SFEC, Premier and Premier Parks Operations Inc., also a direct subsidiary of Premier that owns or controls 19 parks ("PPO"), entered into a shared services agreement pursuant to which certain corporate, administrative and other general services provided by Premier are charged to SFEC and PPO, either on the basis of their respective revenues or on other relative bases. Allocation of these charges are reflected in the accompanying consolidated financial statements.

     Additionally, as of the Acquisition date, Six Flags transferred its ownership interests in the Six Flags Over Texas and Six Flags Over Georgia partnerships to Premier for total consideration of $211,686,000 (which consisted of $208,082,000 related to the interest in the Partnership Parks and $3,604,000 as a capital contribution used to retire the remaining Company borrowings associated with the purchase of the units of the Partnership Parks). On the same date, Premier contributed $10,750,000 to Six Flags to establish the restricted-use investment associated with the
     SFEC Zero  Coupon  Notes.   Throughout  the  remainder  of  the  year,
     Premier contributed an additional $18,113,000 to Six Flags for various corporate uses.


(14) Commitments and Contingencies

     Total  rental  expense,   including   office  space  and  park  sites,  was
     approximately  $4,751,000,  $1,867,000,  $9,700,000  and $8,500,000 for the
     1998 Post-Acquisition period, 1998 Pre-Acquisition period, 1997 and 1996, respectively.

     In December 1998, a final judgment of $197,300,000 in compensatory damages was entered against SFEC, SFTP, Six Flags Over Georgia, Inc. and TWE, and a final judgment of $245,000,000 in punitive damages was entered against TWE and of $12,000,000 in punitive damages was entered against the referenced Six Flags entities. TWE has indicated that it intends to appeal the judgments. The judgments arose out of a case entitled Six Flags Over Georgia, L.L.C. et al v. Time Warner Entertainment Company, L.P., et al based on certain disputed partnership affairs prior to the Acquisition at Six Flags Over Georgia, including alleged breaches of fiduciary duty. The sellers in the Acquisition, including Time Warner, Inc., have agreed to indemnify the Company from any and all liabilities arising out of this litigation.


                                                                     (Continued)

                       SIX FLAGS ENTERTAINMENT CORPORATION

                   Notes to Consolidated Financial Statements


     The Company is party to various legal actions arising in the normal course of business. Matters that are probable of unfavorable outcome to the Company and which can be reasonably estimated are accrued. Such accruals are based on information known about the matters, the Company's estimates of the outcomes of such matters and its experience in contesting, litigating and settling similar matters. None of the actions are believed by management to involve amounts that would be material to consolidated financial condition, operations, or liquidity after consideration of recorded accruals.


(15) Business Segments

     Both previous and current management managed the Company's operations on an individual park location basis. Discrete financial information is maintained for each park and provided to Company management for review and as a basis for decision-making. The primary performance measure used to allocate resources is earnings before interest, tax expense, depreciation, and amortization (EBITDA). All of the Company's parks provide similar products and services through a similar process to the same class of customer through a consistent method. As such, the Company has only one reportable segment - operation of theme parks. The following table presents segment financial information and a reconciliation of the primary segment performance measure to income (loss) before income taxes. Park level expenses exclude all non-cash operating expenses, principally depreciation and amortization.

                                               Period from       Period from
                                              April 1, 1998      December 29,
                                                    to             1997 to
                                             January 3, 1999    March 31, 1998      1997          1996
                                             ---------------    --------------     -------       -------
                                                                        (in thousands)
Theme park revenues                             $ 497,728           33,571         707,578       680,796
Theme park cash expenses                          292,356           82,280         505,903       504,767
                                                ---------         --------         -------       -------
Aggregate park EBITDA                             205,372          (48,709)        201,675       176,029

Amortization of investment in
  theme park partnerships                              --             (393)             --            --
Unallocated net expenses, including
  corporate                                       (11,623)         (54,422)        (36,460)      (22,194)
Depreciation and amortization                     (71,896)         (17,629)        (84,493)      (87,417)
Interest expense, net                             (58,658)         (22,508)        (84,430)      (76,530)
                                                ---------         --------         -------       -------
Income (loss) before income taxes               $  63,195         (143,661)         (3,708)      (10,112)
                                                =========         ========         =======       =======
Theme park revenues                             $ 497,728           33,571         707,578       680,796
Theme park revenues from parks
  accounted for under the equity
  method                                               --          (10,168)             --            --
Other revenues                                         --               --           1,088            80
                                                ---------         --------         -------       -------
                                                $ 497,728           23,403         708,666       680,876
                                                =========         ========         =======       =======


                                                                     (Continued)

                                    EXHIBIT INDEX


                                                                       PAGE
                                                                       ----

         (3)   Article of Incorporation and By-Laws:
               *(a) Amended and Restated Certificate of Incorporation
                    of Registrant filed April 1, 1998.
               *(b) By-laws of Registrant, as amended.

         (4) Instruments Defining the Rights of Security Holders, Including Indentures:
               (a) Indenture dated as of April 1, 1998 between Premier Parks Inc., Six Flags Entertainment Corporation and The Bank of New York, as Trustee with respect to Six Flags' 8 7/8% Senior Notes due 2006 - incorporated by reference from
                    Exhibit 4(q) to Premier Parks Inc.'s ("Premier") Registration Statement on Form S-3 (No. 333-45859) declared effective on March 26, 1998.
               (b) Indenture dated as of June 25, 1995 between Six Flags Theme Parks Inc. and United States Trust Company, as Trustee with respect to SFTP's 12 1/4% Senior Subordinated Discount Notes due 2005
                    - incorporated by reference from Exhibit 4(t) to Premier's Form 10-K for the year ended December 31, 1998.

         (10)  (a)  Agreement   and  Plan  of  Merger  dated  as  of
                    February 9, 1998,  by and among the  Registrant,
                    Six Flags Entertainment Corporation and others
                    incorporated by reference  from Exhibit 10(a) to
                    Premier's  Current  Report  on  Form  8-K  dated
                    February 9, 1998.
               (b)  Subordinated Indemnity  Agreement dated February
                    9, 1998, among the Registrant,  the subsidiaries
                    of  the  Registrant named  therein,  Time Warner
                    Inc., the subsidiaries of Time Warner Inc. named
                    therein, Premier and the subsidiaries of Premier
                    named therein -  incorporated by reference  from
                    Exhibit 2(b) to Premier's Registration Statement
                    on  Form S-3 (No.  333-45859) declared effective
                    on March 26, 1998.
               (c)  Credit Agreement  dated as  of April 1,  1998 by
                    and among Six Flags  Theme Parks Inc., Six Flags
                    Entertainment Corporation,  S.F. Holdings, Inc.,
                    the  subsidiary  guarantors  named therein,  the
                    lender parties thereto and the Bank of New York,
                    as Administrative Agent and Lehman Brothers Inc.
                    as  Advisor, Arranger,  and Syndication  Agent -
                    incorporated by reference from Exhibit 10(ar) to
                    Premier's Form 10-K for  the year ended December
                    31, 1998.
               (d)  Overall Agreement dated as  of February 15, 1997
                    among Six Flags Fund, Ltd. (L.P.), Salkin Family
                    Trust, SFG, Inc.,  SFG-I, LLC, SFG-II, LLC,  Six
                    Flags Over Georgia, Ltd.,  SFOG II Inc., SFOG II
                    Employee, Inc., SFOG  Acquisition A, Inc.,  SFOG
                    Acquisition  B, Inc.,  Six  Flags Over  Georgia,
                    Inc.,  Six Flags  Series  of Georgia,  Inc., Six
                    Flags   Theme   Parks,  Inc.,   and   Six  Flags
                    Entertainment  Corporation   -  incorporated  by
                    reference from Exhibit 10(au) to  Premier's Form
                    10-K for the year ended December 31, 1998.
               (e)  Overall Agreement dated as of November  24, 1997
                    among Six  Flags Over  Texas Fund,  Ltd., Flags'
                    Directors, LLC, FD-II,  LLC, Texas Flags,  Ltd.,
                    SFOT Employee,  Inc., SFOT Acquisition  I, Inc.,
                    SFOT  Acquisitions  II,  Inc.,  Six  Flags  Over
                    Texas, Inc., Six Flags Theme Parks Inc., and Six
                    Flags Entertainment Corporation - incorporated by reference from Exhibit 10(av) to Premier's
                    Form 10-K for the year ended December 31, 1998.

         *(27)      Financial Data Schedule
         ---------------

         *     Filed herewith.