Form 10-Q
period 1999-04-04
SIX FLAGS ENTERTAINMENT CORP
filed 1999-05-19
CIK 901508

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

  |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR QUARTERLY PERIOD ENDED APRIL 4, 1999


                                       OR

  |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                      TO
         ------------    ------------


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

         At May 7, 1999, Six Flags Entertainment Corporation had outstanding 1,000 shares of Common Stock.

         This Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                         PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS


                       SIX FLAGS ENTERTAINMENT CORPORATION

                           CONSOLIDATED BALANCE SHEETS



                                                                                           April 4, 1999            January 3, 1999
                                                                                           -------------            ---------------
                                                                                            (Unaudited)
ASSETS

Current assets:
 Cash and cash equivalents ..................................................                 $24,679,000               $46,112,000
 Accounts receivable ........................................................                   3,728,000                10,399,000
 Inventories ................................................................                  21,937,000                13,685,000
 Prepaid expenses and other current assets ..................................                   9,405,000                 5,981,000
 Restricted-use investment securities .......................................                 185,844,000               183,342,000
                                                                                            -------------             -------------
   Total current assets .....................................................                 245,593,000               259,519,000
Other assets:
 Debt issuance costs ........................................................                  12,023,000                12,346,000
 Deposits and other assets ..................................................                  50,972,000                51,284,000
                                                                                            -------------             -------------
   Total other assets .......................................................                  62,995,000                63,630,000

Property and equipment ......................................................                 986,099,000               928,420,000
 Less accumulated depreciation ..............................................                  47,972,000                35,507,000
                                                                                            -------------             -------------
   Total property and equipment .............................................                 938,127,000               892,913,000

Intangible assets ...........................................................               1,197,555,000             1,197,855,000
 Less accumulated amortization ..............................................                  47,903,000                36,914,000
                                                                                            -------------             -------------
   Total intangible assets ..................................................               1,149,652,000             1,160,941,000
                                                                                            -------------             -------------
   Total assets .............................................................              $2,396,367,000            $2,377,003,000
                                                                                            -------------             -------------
                                                                                            -------------             -------------

           See accompanying notes to consolidated financial statements

                       SIX FLAGS ENTERTAINMENT CORPORATION

                           CONSOLIDATED BALANCE SHEETS



                                                                                              April 4, 1999      January 3, 1999
                                                                                              -------------       -------------
                                                                                               (Unaudited)
LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
 Accounts payable............................................................                   $31,533,000         $12,664,000
 Accrued interest payable....................................................                    12,935,000          13,547,000
 Payable to affiliate........................................................                    26,832,000                   -
 Other accrued liabilities...................................................                    60,969,000          59,389,000
 Current maturities of long-term debt........................................                   186,379,000         183,877,000
 Current portion of capitalized lease obligations............................                       493,000             493,000
                                                                                              -------------       -------------
  Total current liabilities..................................................                   319,141,000         269,970,000

Long-term debt and capitalized lease obligations:
 Notes payable...............................................................                   489,776,000         491,167,000
 Credit facilities...........................................................                   408,500,000         408,750,000
 Capitalized lease obligations...............................................                       557,000             557,000
                                                                                              -------------       -------------
  Total long-term debt and capitalized lease obligations.....................                   898,833,000         900,474,000
Other long-term liabilities .................................................                    45,431,000          46,946,000
Deferred income taxes .......................................................                    78,637,000          99,333,000
                                                                                              -------------       -------------
  Total liabilities..........................................................                 1,342,042,000       1,316,723,000
Stockholder's equity:
 Common stock................................................................                            --                  --
 Additional paid-in-capital..................................................                 1,067,844,000       1,031,598,000
 Retained earnings (accumulated deficit).....................................                   (13,519,000)         28,682,000
                                                                                              -------------       -------------
  Total stockholder's equity.................................................                 1,054,325,000       1,060,280,000
                                                                                              -------------       -------------
  Total liabilities and stockholder's equity.................................                $2,396,367,000      $2,377,003,000
                                                                                              -------------       -------------
                                                                                              -------------       -------------






           See accompanying notes to consolidated financial statements

                       SIX FLAGS ENTERTAINMENT CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               THREE MONTHS ENDED APRIL 4, 1999 AND MARCH 29, 1998
                                   (Unaudited)


                                                                                                    1999                  1998
                                                                                                    ----                  ----
Revenue:
Theme park admissions ..................................................................        $25,160,000          $15,047,000
Theme park food, merchandise and other..................................................         16,154,000            8,356,000
                                                                                                -----------          -----------
  Total revenue.........................................................................         41,314,000           23,403,000
                                                                                                -----------          -----------

Operating costs and expenses:
 Operating expenses.....................................................................         34,661,000           42,823,000
 Selling, general and administrative....................................................         23,323,000           19,561,000
 Costs of products sold.................................................................          2,925,000            2,565,000
 Depreciation and amortization..........................................................         23,756,000           17,629,000
                                                                                                -----------          -----------
  Total operating costs and expenses....................................................         84,665,000           82,578,000
                                                                                                -----------          -----------
  Loss from operations..................................................................        (43,351,000)         (59,175,000)
                                                                                                -----------          -----------

Other income (expense):
 Interest expense .......................................................................       (22,216,000)         (21,339,000)
 Interest income .......................................................................          2,670,000               77,000
 Equity in operations of theme park partnerships .......................................                 --          (13,152,000)
                                                                                                -----------          -----------
  Total other income (expense)..........................................................        (19,546,000)         (34,414,000)
                                                                                                -----------          -----------

  Loss before income taxes..............................................................        (62,897,000)         (93,589,000)
Income tax benefit .....................................................................         20,696,000                   --
                                                                                                -----------          -----------
  Net loss..............................................................................       (42,201,000)          (93,589,000)
                                                                                                -----------          -----------
                                                                                                -----------          -----------



           See accompanying notes to consolidated financial statements

                       SIX FLAGS ENTERTAINMENT CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               THREE MONTHS ENDED APRIL 4, 1999 AND MARCH 29, 1998
                                   (Unaudited)


                                                                                                 1999                    1998
                                                                                                 ----                    ----
Cash flow from operating activities:
   Net loss ........................................................................         $(42,201,000)           $(93,589,000)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization ..................................................           23,756,000             17,629,000
    Equity in operations of theme park partnerships ................................                   --             13,152,000
    Interest accretion on notes payable, net of amortization
     of fair market value adjustments ..............................................            1,111,000             11,932,000
    Interest accretion on restricted-use investments ...............................           (2,502,000)                    --
    Amortization of debt issuance costs ............................................              496,000              1,027,000
    Deferred income taxes ..........................................................          (20,696,000)                    --
    Decrease in accounts receivable ................................................            6,671,000              5,742,000
    Increase in inventories and prepaid expenses ...................................          (11,676,000)           (24,852,000)
    Decrease in deposits and other assets ..........................................              312,000                     --
    Increase in accounts payable and accrued expenses ..............................           18,932,000             17,458,000
    Increase in payable to affiliate................................................           26,832,000                     --
    Decrease in accrued interest payable ...........................................             (612,000)            (2,314,000)
    Other ..........................................................................                   --                 18,000
                                                                                              -----------           ------------
    Total adjustments ..............................................................           42,624,000             54,958,000
                                                                                              -----------           ------------
    Net cash provided by operating activities ......................................              423,000            (53,797,000)
                                                                                              -----------           ------------

Cash flow from investing activities:
 Additions to property and equipment ...............................................          (57,679,000)           (25,335,000)
 Purchase of partnership parks limited partnership units ...........................                   --           (117,984,000)
 Prepayment of SFOT partnership obligation .........................................                   --            (13,866,000)
 Investment in theme park partnerships .............................................                   --              3,350,000
                                                                                              -----------           ------------
  Net cash used in investing activities ............................................          (57,679,000)          (153,835,000)
                                                                                              -----------           ------------
Cash flow from financing activities:
 Repayment of long-term debt .......................................................             (250,000)           (30,503,000)
 Capital contribution ..............................................................           36,246,000                     --
 Net proceeds from revolving line of credit ........................................                   --             67,000,000
 Proceeds from senior credit agreement .............................................                   --            165,000,000
 Payment of debt issuance costs ....................................................             (173,000)                    --
                                                                                              -----------           ------------
  Net cash provided by financing activities ........................................           35,823,000            201,497,000
                                                                                              -----------           ------------
  Decrease in cash and cash equivalents ............................................          (21,433,000)            (6,135,000)
Cash and cash equivalents at beginning of period ...................................           46,112,000             16,805,000
                                                                                              -----------           ------------
Cash and cash equivalents at end of period .........................................         $ 24,679,000            $10,670,000
                                                                                              -----------           ------------
                                                                                              -----------           ------------



           See accompanying notes to consolidated financial statements

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

         Prior to April 1, 1998, Six Flags operated twelve "Six Flags" branded theme parks in eight locations throughout the United States. For all periods presented, nine of the theme parks, Six Flags Great Adventure and Wild Safari Animal Park (New York-Philadelphia), Six Flags Great America (Chicago-Milwaukee), Six Flags Magic Mountain and Six Flags Hurricane Harbor (Los Angeles), Six Flags AstroWorld and Six Flags Waterworld (Houston), Six Flags St. Louis (St. Louis) and Six Flags Hurricane Harbor (Dallas-Ft. Worth) were owned by Six Flags. Six Flags Fiesta Texas, located in San Antonio, Texas, is leased by a limited partnership of which a subsidiary of Six Flags is a general partner and manages the park. On October 30, 1998, Six Flags purchased the minority interest in the limited partnership and title to the park. Two parks-- Six Flags Over Texas (Dallas-Ft. Worth) and Six Flags Over Georgia (Atlanta) (the "Partnership Parks")-- are owned by limited partnerships of which the managing general partner was (prior to April 1, 1998) a wholly-owned subsidiary of Six Flags. On April 1, 1998, Premier Parks Inc. ("Premier") purchased all of the stock of SFEC (the "Acquisition"). At that time, Six Flags' interests in the Partnership Parks were transferred to Premier. See Note 3.

         Management's Discussion and Analysis of Financial Condition and Results of Operations which follow these notes contains additional information on the results of operations and the financial position of the Company. Those comments should be read in conjunction with these notes. The Company's annual report on Form 10-K for the year ended January 3, 1999 includes additional information about the Company, its operations and its financial position, and should be referred to in conjunction with this quarterly report on Form 10-Q. The information furnished in this report reflects all adjustments (all of which are normal and recurring) which are, in the opinion of management, necessary to present a fair statement of the results for the periods presented.

         Results of operations for the three-month period ended April 4, 1999 are not indicative of the results expected for the full year. In particular, the Company's theme park operations contribute most of their annual revenue during the period from Memorial Day to Labor Day each year. In addition, results for the first quarter of 1999 and 1998 include season pass sales revenue based on cash received for such sales.

         As discussed above, Premier purchased SFEC on April 1, 1998. In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 54 ("SAB No. 54"), SFEC has "pushed down" Premier's purchase price in revaluing the assets and liabilities of SFEC. According to the provisions of SAB No. 54, purchase transactions that result in an entity becoming substantially wholly-owned require a new basis of accounting for the purchased assets and liabilities. As a result of the purchase, SFEC recorded the following purchase price adjustments as of April 1, 1998 (amounts in thousands):

SIX FLAGS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                                                                  Increase (Decrease)
                                                                  -------------------
                  Current assets                                      $(15,621)
                  Debt issuance costs                                  (19,597)
                  Property and equipment                               322,183
                  Intangible assets                                  1,006,606
                  Deposit and other assets                              14,299
                  Accrued liabilities                                   26,599
                  Long-term debt                                        51,592
                  Deferred income taxes                                 64,820
                  Stockholder's equity                               1,164,859


The consolidated financial statements of SFEC for the period from December 29, 1997 to March 31, 1998 reflect the accounting basis used by SFEC prior to its acquisition by Premier. The financial statements of SFEC subsequent to April 1, 1998 reflect the accounting basis for the purchased assets and liabilities used by SFEC subsequent to its acquisition by Premier. The vertical line that separates the SFEC consolidated financial statements emphasizes that the new basis of accounting used by SFEC after the purchase by Premier is not comparable to the basis of accounting used by SFEC prior to the purchase by Premier.

         RECLASSIFICATIONS

         Certain items in the January 3, 1999 consolidated balance sheet have been reclassified to conform to the April 4, 1999 presentation.

2.       ACCOUNTING CHANGES

         INVESTMENT IN THEME PARK PARTNERSHIPS

         Prior to the Acquisition by Premier, Six Flags, through two subsidiaries, was the general partner in the Partnerships Parks. Six Flags accounted for the parks as co-ventures, I.E., the revenues and expenses (excluding partnership depreciation) were included in Six Flags' consolidated statements of operations and the net amounts distributed to the limited partners were deducted as operating expenses. Except for the limited partnership units purchased by Six Flags from unrelated limited partners, Six Flags had no rights or title to the Partnership Parks' assets or to the proceeds from any sale of the Partnership Parks' assets.

         On April 1, 1998, Six Flags changed its method of accounting for the Partnership Parks to the equity method of accounting as prescribed by Accounting Principles Board Opinion 18 and related interpretations. The change was applied retroactively to the beginning of Six Flags' 1998 fiscal year, and accordingly, the consolidated statements of operations for the 1998 period reflects Six Flags' interests in the operations of the Partnership Parks on the equity method. Six Flags' interests in the Partnership Parks were transferred to Premier on April 1, 1998 and therefore, the consolidated statement of operations for the 1999 period, does not include results of Premier's ownership interests in the Partnership Parks. Six Flags changed its accounting for the Partnership Parks to reflect in operations revenues and costs and expenses of only those parks controlled by Six Flags through majority ownership. This acccounting change had no cumulative effect on Six Flags' accumulated deficit as of December 28, 1997.

SIX FLAGS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         ACCOUNTING FOR OFF-SEASON EXPENSES

         On April 1, 1998, Six Flags changed its method of accounting for off-season expenses related to park operations. Prior to the Acquisition by Premier, Six Flags deferred interim period costs related to park operations and charged such costs to interim periods based on estimated annual revenues, substantially all of which were generated in the second and third quarters of the year. No costs were deferred at the end of a fiscal year.

         The change was applied retroactively to the beginning of Six Flags' 1998 fiscal year to conform with Premier's accounting policy for off-season expenses. This accounting change had no cumulative effect on Six Flags' accumulated deficit as of December 28, 1997. This accounting change had the effect of increasing the net loss for the 1998 period by approximately $76,854,000.

3.       ACQUISITION OF SFEC

         On April 1, 1998, Premier acquired all of the outstanding capital stock of SFEC for $976,000,000, paid in cash. In addition, Premier repaid at closing, assumed or refinanced approximately $1,032,717,000 of Company debt (including approximately $285,000,000 in aggregate principal amount at maturity (carrying value of $319,776,000 as of April 4, 1999) of Six Flags 12 1/4% Series A Senior Subordinated Discount Notes due 2005 (the "SFTP Notes") and approximately $164,703,000 accreted value at April 1, 1998 (carrying value of $185,379,000 as of April 4, 1999) of SFEC Zero Coupon Notes (the "Old SFEC Notes")). Premier funded the Acquisition with the proceeds of concurrent public offerings and bank facilities (including a new $472,000,000 credit facility of Six Flags (the "Six Flags Credit Facility") and $170,000,000 of 87/8% Senior Notes due 2006 of SFEC (the "SFEC Notes")). See Note 4. The proceeds of the SFEC Notes, together with cash contributed by Premier, were deposited in escrow and invested in restricted-use investments to provide for the repayment in full at or prior to maturity in December 1999 of the Old SFEC Notes. Pursuant to the Acquisition, Six Flags transferred to Premier all of its interests in the limited partnerships that own the Partnership Parks, for $46,000,000 in cash and Premier's payment of $165,686,000 of SFEC debt. Also in connection with the Acquisition, Premier and Warner Bros. Consumer Products Division entered into a long-term licensing agreement that gives Premier (and its subsidiaries, including Six Flags and Premier Parks Operations Inc.) the exclusive theme park usage rights in the U.S. and Canada (excluding the Las Vegas, Nevada metropolitan area) for all Warner Bros. and DC Comics animated and comic book characters.

         The following summarized unaudited pro forma results of operations for the three months ended March 29, 1998, assume that the Acquisition, the transfer and sale of the interests of Six Flags in the Partnership Parks and the related financings occurred as of the beginning of that period.


Total revenues ...........................................   $ 23,403,000
Net loss .................................................   $(86,705,000)

4.       LONG-TERM INDEBTEDNESS

         (a) On April 1, 1998, SFEC issued $170.0 million principal amount of SFEC Notes, which are senior obligations of SFEC. The SFEC Notes are guaranteed on a fully subordinated basis by Premier. The SFEC Notes require annual interest payments of approximately $15.1 million (8 7/8% per annum) and, except in the event of a change of control of SFEC and certain other circumstances, do not require any principal payments prior to their maturity in 2006. The SFEC Notes are redeemable, at SFEC's option, in whole or in part, at any time on or after April 1, 2002, at varying redemption prices. The net proceeds of the SFEC Notes, together with other funds, were invested in restricted-use

SIX FLAGS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

investment securities for the repayment in full on or before December 15, 1999 of the Old SFEC Notes (with a carrying value of $185.4 million at April 4, 1999).

         The indenture under which the SFEC Notes were issued limits the ability of SFEC and its subsidiaries to dispose of assets; incur additional indebtedness or liens; pay dividends; engage in mergers or consolidations; and engage in certain transactions with affiliates.

         (b) The SFTP Senior Subordinated Notes are senior subordinated obligations of SFTP in an aggregate principal amount of $285.0 million. The SFTP Senior Subordinated Notes require interest payments of approximately $34.9 million per annum (12 1/4% per annum). The first interest payment was paid in December 1998. Except in certain circumstances, no principal payments are required prior to their maturity in 2005. The SFTP Senior Subordinated Notes are guaranteed on a senior subordinated basis by the principal operating subsidiaries of SFTP. The notes are redeemable, at SFTP's option, in whole or in part, at any time on or after June 15, 2000, at varying redemption prices. As a result of the application of purchase accounting, the carrying value of the SFTP Senior Subordinated Notes was increased to $318.5 million, which was the estimated fair value at the acquisition date of April 1, 1998. The premium that resulted from the adjustment of the carrying value will be amortized as a reduction to interest expense over the remaining term of the SFTP Senior Subordinated Notes and will result in an effective interest rate of approximately 9 3/4%.

         The indenture under which the SFTP Senior Subordinated Notes were issued limits the ability of SFTP and its subsidiaries to dispose of assets; incur additional indebtedness or liens; pay dividends; engage in mergers or consolidations; and engage in certain transactions with affiliates.

         (c) On April 1, 1998, SFTP entered into the Six Flags Credit Facility, pursuant to which it had outstanding $409.5 million at April 4, 1999. The Six Flags Credit Facility includes (i) a $100.0 million five-year revolving credit facility used to refinance Six Flags bank indebtedness as of April 1, 1998 and for working capital and other general corporate purposes (of which $38.0 million was outstanding on April 4, 1999); and (ii) a $372.0 million term loan facility (the "Term Loan Facility"), of which $371.5 million was outstanding on April 4, 1999. Borrowings under the Term Loan Facility will mature on November 30, 2004. However, aggregate principal payments and reductions of $1.0 million are required during each of the first, second, third and fourth years; aggregate principal payments of $25.0 million and $40.0 million are required in years five and six, respectively, and $303.0 million at maturity. Borrowings under the Six Flags Credit Facility are secured by substantially all of the assets of SFTP and its subsidiaries and a pledge of the stock of SFTP, and are guaranteed by such subsidiaries and SFEC.

         The Six Flags Credit Facility contains restrictive covenants that, among other things, limit the ability of SFTP and its subsidiaries to dispose of assets; incur additional indebtedness or liens; pay dividends, except that (subject to covenant compliance) dividends will be permitted to allow SFEC to meet cash pay interest obligations with respect to the SFEC Notes; repurchase stock; make investments; engage in mergers or consolidations and engage in certain transactions with subsidiaries and affiliates. In addition, the Six Flags Credit Facility requires that SFTP comply with certain specified financial ratios and tests.

5.       COMMITMENTS AND CONTINGENCIES

         In December 1998, a final judgment of $197.3 million in compensatory damages was entered against SFEC, SFTP, Six Flags Over Georgia, Inc. and Time Warner Entertainment Company, L.P. ("TWE"), and a final judgment of $245,000,000 in punitive damages was entered against TWE and of

SIX FLAGS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


$12,000,000 in punitive damages was entered against the referenced Six Flags entities. TWE has appealed the judgments. The judgments arose out of a case entitled SIX FLAGS OVER GEORGIA, INC. AND SIX FLAGS THEME PARKS, INC. V. SIX FLAGS FUND, LTD., AND AVRAM SALKIN, AS TRUSTEE OF THE CLAIMS TRUST based on certain disputed partnership affairs prior to the Acquisition at Six Flags Over Georgia, including alleged breaches of fiduciary duty. The sellers in the Acquisition, including Time Warner Inc., have agreed to indemnify the Company against any and all liabilities arising out of this litigation.

         The Company is party to various other legal actions arising in the normal course of business. Matters that are probable of unfavorable outcome to the Company and which can be reasonably estimated are accrued. Such accruals are based on information known about the matters, the Company's estimates of the outcomes of such matters and its experience in contesting, litigating and settling similar matters.

         None of the other actions are believed by management to involve amounts that would be material to the Company's consolidated financial condition, operations or liquidity after consideration of recorded accruals.

6.       BUSINESS SEGMENTS

         Both previous and current management managed the Company's operations on an individual park location basis. Discrete financial information is maintained for each park and provided to the Company's management for review and as a basis for decision-making. The primary performance measure used to allocate resources is earnings before interest, tax expense, depreciation and amortization ("EBITDA"). All of the Company's parks provide similar products and services through a similar process to the same class of customer through a consistent method. As such, the Company has only one reportable segment -- operation of theme parks. The following tables present segment financial information, a reconciliation of the primary segment performance measure to loss before income taxes and a reconciliation of theme park revenues to consolidated total revenues. Park level expenses exclude all noncash operating expenses, principally depreciation and amortization.


                                                                                  Three Months Ended
                                                                     April 4, 1999                 March 29, 1998
                                                                ------------------------       -----------------------
                                                                                    (In thousands)
Theme park revenue .....................................                        $ 41,314                      $ 33,571
Theme park cash expenses ...............................                          57,305                        80,043
                                                                ------------------------       -----------------------
Aggregate park EBITDA ..................................                         (15,991)                      (46,472)
Amortization of investment in theme park
   partnerships.........................................                              --                          (819)
Unallocated net expenses, including
   corporate and other expenses ........................                          (3,604)                       (7,407)
Depreciation and amortization ..........................                         (23,756)                      (17,629)
Interest expense .......................................                         (22,216)                      (21,339)
Interest income ........................................                           2,670                            77
                                                                ------------------------       -----------------------
Loss before income taxes ...............................                        $(62,897)                     $(93,589)
                                                                ------------------------       -----------------------
                                                                ------------------------       -----------------------
Theme park revenue .....................................                        $ 41,314                      $ 33,571

Theme park revenue from parks accounted
   for under the equity method .........................                              --                       (10,168)
                                                                ------------------------       -----------------------
Consolidated total revenue                                                       $41,314                       $23,403
                                                                ------------------------       -----------------------
                                                                ------------------------       -----------------------

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         GENERAL

         Prior to the Acquisition, the Company was the general partner in the limited partnerships that owned the Partnership Parks. For the historical periods prior to the Acquisition, the Company accounted for the Partnership Parks as co-ventures, I.E., their revenues and expenses (excluding partnership depreciation) were included in the Company's consolidated statements of operations and the net amounts distributed to the limited partners were deducted as expenses.

         In connection with the Acquisition, the Company transferred its interests in the Partnership Parks to Premier for cash and assumption of debt. Accordingly, cash flows from these parks will not be available to service the debt of the Company (including the SFEC Notes, the SFTP Notes and borrowings under the Six Flags Credit Facility) and the Company has no continuing interest in the revenues or cash flows of the Partnership Parks. However, the Company is a guarantor of certain obligations to the limited partners of the Partnership Parks. Historical results for the first quarter of 1998 of the Company include the results of the Partnership Parks which were transferred to Premier as part of the Acquisition.

         Results of operations for the three-month period ended April 4, 1999 are not indicative of the results expected for the full year. In particular, the Company's theme park operations contribute most of their annual revenue during the period from Memorial Day to Labor Day each year. In addition, results for the first quarter of 1999 and 1998 include season pass sales revenue based on cash received for such sales.

     THREE MONTHS ENDED APRIL 4, 1999 VS. THREE MONTHS ENDED MARCH 29, 1998

         The table below sets forth certain financial information with respect to the Company for the three months ended April 4, 1999 and for the three months ended March 29, 1998 and on a pro forma basis for such quarter with respect to depreciation and amortization, interest expense, net and the transfer of the Company's interest in the Partnership Parks as if the Acquisition had occurred on the first day of 1998:



                                                                                     Three Months Ended March 29, 1998
                                                                      --------------------------------------------------------------
                                                Three Months                                        Pro                 Company
                                                    Ended                 Historical               Forma                  Pro
                                                April 4, 1999             Six Flags              Adjustments             Forma
                                           -----------------------    ------------------    -------------------    -----------------
                                                                                 (In thousands)
Revenue:
Theme park admissions .................                    $25,160                15,047                     --              15,047
   Theme park food,
   merchandise and other ..............                     16,154                 8,356                     --               8,356
                                           -----------------------    ------------------    -------------------    -----------------
   Total revenue ......................                    $41,314                23,403                     --              23,403
                                           -----------------------    ------------------    -------------------    -----------------

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Operating costs and expenses:
 Operating expenses ...................                  $  34,661                42,823                     --              42,823
 Selling, general and
  administrative.......................                     23,323                19,561                     --              19,561
 Costs of products sold ...............                      2,925                 2,565                     --               2,565

 Depreciation and amortization ........                     23,756                17,629               6,058(1)              23,687

                                           -----------------------    ------------------    -------------------    -----------------
 Total operating costs
  and expenses.........................                     84,665                82,578                  6,058              88,636
                                           -----------------------    ------------------    -------------------    -----------------
Loss from operations...................                    (43,351)              (59,175)                (6,058)            (65,233)
                                           -----------------------    ------------------    -------------------    -----------------
Other income (expense):
 Interest expense, net ................                   (19,546)              (21,262)               (210)(2)             (21,472)
 Equity in operations of
  theme park partnerships..............                         --              (13,152)              13,152(3)                  --
                                           -----------------------    ------------------    -------------------    -----------------
Total other income (expense) ..........                   (19,546)              (34,414)                 12,942             (21,472)

Loss before income taxes...............                   (62,897)              (93,589)                  6,884             (86,705)
Income tax benefit ....................                    20,696                    --                     --                  --
                                           -----------------------    ------------------    -------------------    -----------------
Net loss ..............................                  $(42,201)              (93,589)                  6,884             (86,705)
                                           -----------------------    ------------------    -------------------    -----------------
                                           -----------------------    ------------------    -------------------    -----------------
EBITDA(4) .............................                  $(19,595)              (41,546)                     --             (41,546)
                                           -----------------------    ------------------    -------------------    -----------------
                                           -----------------------    ------------------    -------------------    -----------------

---------------

(1) Includes adjustments to eliminate the historical depreciation and amortization and the inclusion of estimated pro forma depreciation and amortization for the three months ended March 29, 1998.

(2) Includes adjustments to reflect additional interest expense associated with the SFEC Notes and the Six Flags Credit Facility net of (a) the elimination of the historical interest expense associated with the Six Flags credit facilities previously outstanding and (b) the amortization of the fair market value adjustments on the SFTP Senior Subordinated Notes and the SFEC Zero Coupon Notes recorded in connection with the acquisition of Six Flags. Issuance costs associated with the borrowings are being amortized over their respective periods.

(3) Includes adjustments to reflect the transfer of the Company's interest in the Partnership Parks on April 1, 1998 in connection with the Acquisition.

(4) EBITDA is defined as earnings before interest expense, net, income tax expense (benefit), depreciation and amortization and minority interest. The Company has included information concerning EBITDA because it is used by certain investors as a measure of a company's ability to service and/or incur debt. EBITDA is not required by generally accepted accounting principles ("GAAP") and should not be considered in isolation or as an alternative to net income, net cash provided by operating, investing and financing activities or other financial data prepared in accordance with GAAP or as an indicator of the Company's operating performance. This information should be read in conjunction with the Statements of Cash Flows contained in the Consolidated Financial Statements.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



         Revenue in the first quarter of 1999 totaled $41.3 million compared to $23.4 million for the first quarter of 1998. The $17.9 million (76.5%) increase in 1999 revenue compared to the first quarter of 1998 resulted primarily from increased sponsorship income and increased season pass sales, as the Company implemented new marketing plans.

         Operating expenses for the first quarter of 1999 decreased $8.2 million compared to expenses for the first quarter of 1998. The 19.1% decrease compared to expenses for 1998 resulted primarily from operating efficiencies realized at the Six Flags parks subsequent to their acquisition by Premier on April 1, 1998.

         Selling, general and administrative expenses for the first quarter of 1999 increased $3.8 million, compared to expenses for the first quarter of 1998. This increase compared to expenses for 1998 resulted from increased advertising expense of approximately $9.3 million, partially offset by a decrease in other selling, general and administrative expenses of $5.5 million. The increase in advertising expenditures reflects a return to historical advertising levels and timing of expenditures at the Six Flags parks. The $5.5 million decrease in remaining selling, general and administrative expenses in the 1999 period resulted from reduced corporate level expenditures, including staffing, related to the closing of the former Six Flags corporate office subsequent to the April 1, 1998 acquisition.

         Costs of products sold in the 1999 period increased $0.4 million compared to expenses for the first quarter of 1998, resulting from higher sales volume in the 1999 period.

         Depreciation and amortization expense for the first quarter of 1999 increased $6.1 million and $0.1 million, respectively, compared to the actual and pro forma amounts for the first quarter of 1998. Interest expense, net decreased $1.7 million and $1.9 million, respectively, compared to the actual and pro forma interest expense, net for the first quarter of 1998, primarily as a result of lower effective interest rates subsequent to the Acquisition.

         Equity in operations of theme park partnerships for the first quarter of 1998 reflected the Company's share of the loss of Six Flags Over Texas and Six Flags Over Georgia. The Company's ownership interests in Six Flags Over Texas and Six Flags Over Georgia were transferred to Premier on April 1, 1998, as part of the Acquisition.

         Income tax benefit was $20.7 million for the first quarter of 1999. The effective tax rate for the first quarter of 1999 was 32.9%. The Company's quarterly effective tax rate will vary from period-to-period based upon the inherent seasonal nature of the theme park business, as a result of permanent differences associated with goodwill amortization for financial purposes and the deductible portion of the amortization for tax purposes. Prior to the Acquisition the recoverability of deferred tax assets, including net operating loss carry-forwards, was assessed as not probable. Thus, no income tax benefit was recognized in the first quarter of 1998.


LIQUIDITY, CAPITAL COMMITMENTS AND RESOURCES

         At April 4, 1999, the Company's indebtedness (including $185.4 million carrying value of the pre-existing SFEC notes which will be repaid in full from the proceeds of the SFEC Notes, together with other funds, all of which have been deposited in escrow) aggregated $1,085.7 million, of which approximately $186.9 million (including $185.4 million carrying value of the pre-existing SFEC Notes) matures prior to April 4, 2000. See Note 4 to the Company's Consolidated Financial Statements for additional information regarding the Company's indebtedness.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



         During the three months ended April 4, 1999, net cash provided by operating activities was $0.4 million. Net cash used in investing activities in the first three months of 1999 totaled $57.7 million, consisting primarily of capital expenditures. Net cash provided by financing activities in the first three months of 1999 was $35.8 million, primarily representing capital contributions from Premier.

         The degree to which the Company is leveraged could adversely affect its liquidity. The Company's liquidity could also be adversely affected by unfavorable weather, accidents or the occurrence of an event or condition, including negative publicity or significant local competitive events, that significantly reduce paid attendance and, therefore, revenue at any of its theme parks.

         The Company believes that, based on historical and anticipated operating results, cash flows from operations, available cash, available amounts under the Six Flags Credit Facility and contributions by Premier will be adequate to meet the Company's future liquidity needs, including anticipated requirements for working capital, capital expenditures and scheduled debt for at least the next several years. The Company may, however, need to refinance all or a portion of its existing debt on or prior to maturity or to seek additional financing.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED

         In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative (that is gains and losses) depends on the intended use of the derivative and the resulting designation. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. It is expected that the Company will adopt the provision of SFAS No. 133 as of January 1, 2000. If the provisions of SFAS No. 133 were to be applied as of April 4, 1999, they would not have a material effect on the Company's financial position as of such date, or the results of operations for the three-month period then ended.


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


ITEM 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         See Item 7A of the Company's January 3, 1999 Form 10-K. There have been no material changes in the Company's exposure to market risk since January 3, 1999.

                          PART II -- OTHER INFORMATION

ITEMS 1 -- 5

         Not applicable.


ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  27.1      Financial Data Schedule -- April 4, 1999

         (b)      Reports on Form 8-K

                  None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            SIX FLAGS ENTERTAINMENT CORPORATION
                                                       (Registrant)

                                           /s/ Kieran E. Burke
                                           ------------------------------------
                                               Kieran E. Burke
                                           CHAIRMAN AND CHIEF EXECUTIVE OFFICER


                                           /s/ James F. Dannhauser
                                           ------------------------------------
                                               James F. Dannhauser
                                             CHIEF FINANCIAL OFFICER



Date:   May 18, 1999