Form 10-Q
period 1999-07-04
SIX FLAGS ENTERTAINMENT CORP
filed 1999-08-19
CIK 901508

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 4, 1999

                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                   TO

                      COMMISSION FILE NUMBER: 333-46897-01

                            ------------------------

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

    At August 12, 1999, Six Flags Entertainment Corporation had outstanding 1,000 shares of Common Stock.

    This Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I--FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS

                      SIX FLAGS ENTERTAINMENT CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                                 JULY 4, 1999    JANUARY 3, 1999
                                                                               ----------------  ----------------
                                                                                 (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents..................................................  $     53,538,000  $     46,112,000
  Accounts receivable........................................................        28,927,000        10,399,000
  Inventories................................................................        22,495,000        13,685,000
  Prepaid expenses and other current assets..................................        10,819,000         5,981,000
  Restricted-use investment securities.......................................       188,380,000       183,342,000
                                                                               ----------------  ----------------
    Total current assets.....................................................       304,159,000       259,519,000
Other assets:
  Debt issuance costs........................................................        11,491,000        12,346,000
  Deposits and other assets..................................................        50,425,000        51,284,000
                                                                               ----------------  ----------------
    Total other assets.......................................................        61,916,000        63,630,000
Property and equipment.......................................................     1,057,405,000       928,420,000
  Less accumulated depreciation..............................................        61,670,000        35,507,000
                                                                               ----------------  ----------------
    Total property and equipment.............................................       995,735,000       892,913,000
Intangible assets............................................................     1,206,648,000     1,197,855,000
  Less accumulated amortization..............................................        59,967,000        36,914,000
                                                                               ----------------  ----------------
    Total intangible assets..................................................     1,146,681,000     1,160,941,000
                                                                               ----------------  ----------------
    Total assets.............................................................  $  2,508,491,000  $  2,377,003,000
                                                                               ----------------  ----------------
                                                                               ----------------  ----------------
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable...........................................................  $     39,253,000  $     12,664,000
  Accrued interest payable...................................................         5,998,000        13,547,000
  Payable to affiliate.......................................................        10,901,000                --
  Other accrued liabilities..................................................        55,748,000        59,389,000
  Current maturities of long-term debt.......................................       189,380,000       183,877,000
  Current portion of capitalized lease obligations...........................           493,000           493,000
                                                                               ----------------  ----------------
    Total current liabilities................................................       301,773,000       269,970,000
Long-term debt and capitalized lease obligations:
  Notes payable..............................................................       170,000,000       491,167,000
  Credit facilities..........................................................       408,250,000       408,750,000
  Capitalized lease obligations..............................................           459,000           557,000
                                                                               ----------------  ----------------
    Total long-term debt and capitalized lease obligations...................       578,709,000       900,474,000
Other long-term liabilities..................................................        44,729,000        46,946,000
Deferred income taxes........................................................       103,536,000        99,333,000
                                                                               ----------------  ----------------
    Total liabilities........................................................     1,028,747,000     1,316,723,000
Stockholder's equity:
  Common stock...............................................................                --                --
  Additional paid-in-capital.................................................     1,465,393,000     1,031,598,000
  Retained earnings..........................................................        14,351,000        28,682,000
                                                                               ----------------  ----------------
    Total stockholder's equity...............................................     1,479,744,000     1,060,280,000
                                                                               ----------------  ----------------
    Total liabilities and stockholder's equity...............................  $  2,508,491,000  $  2,377,003,000
                                                                               ----------------  ----------------
                                                                               ----------------  ----------------

          See accompanying notes to consolidated financial statements

                      SIX FLAGS ENTERTAINMENT CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
     THREE MONTHS ENDED JULY 4, 1999, 89-DAY PERIOD ENDED JUNE 28, 1998 AND
                      TWO-DAY PERIOD ENDED MARCH 31, 1998
                                  (UNAUDITED)

                                                                                 PRE-ACQUISITION
                                                                   POST-ACQUISITION    2-DAY
                                                     THREE MONTHS     89-DAY       PERIOD
                                                     POST-ACQUISITION PERIOD ENDED    ENDED
                                                        ENDED        JUNE 28,     MARCH 31,
                                                     JULY 4, 1999      1998         1998
                                                     ------------  ------------  -----------
Revenue:
  Theme park admissions............................  1$19,198,000  1$12,510,000   $      --
  Theme park food, merchandise and other...........   86,778,000    80,491,000           --
                                                     ------------  ------------  -----------
    Total revenue..................................  205,976,000   193,001,000           --
                                                     ------------  ------------  -----------
Operating costs and expenses:
  Operating expenses...............................   59,259,000    66,435,000   13,484,000
  Selling, general and administrative..............   29,321,000    29,335,000   35,150,000
  Costs of products sold...........................   18,985,000    19,469,000      192,000
  Depreciation and amortization....................   25,794,000    21,514,000            0
                                                     ------------  ------------  -----------
    Total operating costs and expenses.............  133,359,000   136,753,000   48,826,000
                                                     ------------  ------------  -----------
    Income (loss) from operations..................   72,617,000    56,248,000   (48,826,000)
                                                     ------------  ------------  -----------
Other income (expense):
  Interest expense.................................  (22,174,000)  (23,917,000)  (1,246,000)
  Interest income..................................    2,685,000     2,736,000           --
                                                     ------------  ------------  -----------
    Total other income (expense)...................  (19,489,000)  (21,181,000)  (1,246,000)
                                                     ------------  ------------  -----------
    Income (loss) before income tax and
      extraordinary loss...........................   53,128,000    35,067,000   (50,072,000)
Income tax expense.................................   24,789,000    17,974,000           --
                                                     ------------  ------------  -----------
Income (loss) before extraordinary loss............   28,339,000    17,093,000   (50,072,000)
Extraordinary loss on extinguishment of debt, net
  of income tax benefit of $312,000................     (469,000)           --           --
                                                     ------------  ------------  -----------
    Net income (loss)..............................   $27,870,000   $17,093,000  ($50,072,000)
                                                     ------------  ------------  -----------
                                                     ------------  ------------  -----------

          See accompanying notes to consolidated financial statements

                      SIX FLAGS ENTERTAINMENT CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
      SIX MONTHS ENDED JULY 4, 1999, 89-DAY PERIOD ENDED JUNE 28, 1998 AND
                       93-DAY PERIOD ENDED MARCH 31, 1998
                                  (UNAUDITED)

                                                                               PRE-ACQUISITION
                                              POST-ACQUISITION POST-ACQUISITION    93-DAY
                                                SIX MONTHS     89-DAY PERIOD   PERIOD ENDED
                                                  ENDED       ENDED JUNE 28,    MARCH 31,
                                               JULY 4, 1999        1998            1998
                                              --------------  ---------------  ------------
Revenue:
  Theme park admissions.....................   $144,358,000    $ 112,510,000   $ 15,047,000
  Theme park food, merchandise and other....    102,932,000       80,491,000      7,792,000
                                              --------------  ---------------  ------------
    Total revenue...........................    247,290,000      193,001,000     22,839,000
                                              --------------  ---------------  ------------
Operating costs and expenses:
  Operating expenses........................     93,920,000       66,435,000     56,307,000
  Selling, general and administrative.......     52,644,000       29,335,000     54,711,000
  Costs of products sold....................     21,910,000       19,469,000      2,193,000
  Depreciation and amortization.............     49,550,000       21,514,000     17,629,000
                                              --------------  ---------------  ------------
    Total operating costs and expenses......    218,024,000      136,753,000    130,840,000
                                              --------------  ---------------  ------------
    Income (loss) from operations...........     29,266,000       56,248,000   (108,001,000)
                                              --------------  ---------------  ------------
Other income (expenses):
  Interest expense..........................    (44,390,000)     (23,917,000)   (22,585,000)
  Interest income...........................      5,355,000        2,736,000         77,000
  Equity in operation of theme park
    partnerships............................             --               --    (13,152,000)
                                              --------------  ---------------  ------------
    Total other income (expense)............    (39,035,000)     (21,181,000)   (35,660,000)
                                              --------------  ---------------  ------------
    Income (loss) before income tax and
      extraordinary loss....................     (9,769,000)      35,067,000   (143,661,000)
Income tax expense..........................      4,093,000       17,974,000             --
                                              --------------  ---------------  ------------
Income (loss) before extraordinary loss.....    (13,862,000)      17,093,000   (143,661,000)
Extraordinary loss on extinguishment of
  debt, net of income tax benefit of
  $312,000..................................       (469,000)              --             --
                                              --------------  ---------------  ------------
  Net income (loss).........................   $(14,331,000)   $  17,093,000   $(143,661,000)
                                              --------------  ---------------  ------------
                                              --------------  ---------------  ------------

          See accompanying notes to consolidated financial statements

                      SIX FLAGS ENTERTAINMENT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
      SIX MONTHS ENDED JULY 4, 1999, 89 DAY PERIOD ENDED JUNE 28, 1998 AND
                       93 DAY PERIOD ENDED MARCH 31, 1998

                                  (UNAUDITED)

                                                                              POST-ACQUISITION      PRE-ACQUISITION
                                                                                  (NOTE 1)             (NOTE 1)
                                                          SIX MONTHS ENDED   89-DAY PERIOD ENDED  93-DAY PERIOD ENDED
                                                            JULY 4, 1999        JUNE 28, 1998       MARCH 31, 1998
                                                          -----------------  -------------------  -------------------
Cash flow from operating activities:
  Net income (loss).....................................     $(14,331,000)      $  17,093,000        $(143,661,000)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
      Depreciation and amortization.....................      49,550,000           21,514,000           17,629,000
      Extraordinary loss on early extinguishment of
        debt............................................         781,000                   --                   --
      Equity in operations of theme park partnerships...              --                   --           13,152,000
      Deferred income tax...............................       4,203,000           17,974,000                   --
      Interest accretion on notes payable...............       2,333,000            7,571,000           11,932,000
      Interest accretion on restricted-use investment...      (5,038,000)          (2,455,000)                  --
      Amortization of debt issuance costs...............       1,023,000              493,000            1,027,000
      (Increase) decrease in accounts receivable........     (18,528,000)         (22,345,000)           1,742,000
      Increase in inventories and prepaid expenses......     (13,648,000)          (6,895,000)         (24,852,000)
      Increase in accounts payable and accrued
        liabilities.....................................      14,785,000           21,152,000           68,234,000
      Increase in payable to affiliate..................      10,901,000                   --                   --
      Other, net........................................         859,000             (343,000)              18,000
                                                          -----------------  -------------------  -------------------
        Net cash provided by (used in) operating
          activities....................................      32,890,000           53,759,000          (54,779,000)
                                                          -----------------  -------------------  -------------------
Cash flow from investing activities:
  Additions to property and equipment...................    (117,585,000)         (21,520,000)         (25,335,000)
  Acquisition of theme park assets......................     (20,543,000)                  --                   --
  Transfer of interests in theme park partnerships to
    Premier.............................................              --          208,082,000                   --
  Purchase of partnership parks limited partnership
    units...............................................              --                   --         (117,652,000)
  Purchase of restricted-use investments................              --         (176,028,000)                  --
  Prepayment of SFOT partnership obligation.............              --                   --          (13,866,000)
                                                          -----------------  -------------------  -------------------
        Net cash provided by (used in) investing
          activities....................................    (138,128,000)          10,534,000         (156,853,000)
                                                          -----------------  -------------------  -------------------
Cash flow from financing activities:
  Proceeds from borrowings..............................              --          580,000,000          240,000,000
  Repayment of long-term debt...........................    (321,593,000)        (588,500,000)                  --
  Repayment of other debt...............................              --                   --          (30,503,000)
  Payment of debt issuance costs........................        (168,000)         (13,122,000)                  --
  Contribution of equity................................     434,425,000           13,669,000            4,000,000
                                                          -----------------  -------------------  -------------------
        Net cash provided by (used in) financing
          activities....................................     112,664,000           (7,953,000)         213,497,000
                                                          -----------------  -------------------  -------------------
  Increase in cash and cash equivalents.................       7,426,000           56,340,000            1,865,000
  Cash and cash equivalents at beginning of period......      46,112,000           18,670,000           16,805,000
                                                          -----------------  -------------------  -------------------
  Cash and cash equivalents at end of period............     $53,538,000        $  75,010,000        $  18,670,000
                                                          -----------------  -------------------  -------------------
                                                          -----------------  -------------------  -------------------

          See accompanying notes to consolidated financial statements

                      SIX FLAGS ENTERTAINMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  GENERAL--BASIS OF PRESENTATION

    Six Flags Entertainment Corporation ("SFEC," and together with its subsidiaries, the "Company" or "Six Flags") owns 100% of the common stock of S.F. Holdings, Inc. ("SF Holdings") which owns 100% of the common stock of Six Flags Theme Parks Inc. ("SFTP").

    Prior to April 1, 1998, Six Flags operated twelve "Six Flags" branded theme parks in eight locations throughout the United States. For all periods presented, nine of the theme parks, Six Flags Great Adventure and Wild Safari Animal Park (New York-Philadelphia), Six Flags Great America (Chicago-Milwaukee), Six Flags Magic Mountain and Six Flags Hurricane Harbor (Los Angeles), Six Flags AstroWorld and Six Flags Waterworld (Houston), Six Flags St. Louis (St. Louis) and Six Flags Hurricane Harbor (Dallas-Ft. Worth) were owned by Six Flags. Six Flags Fiesta Texas, located in San Antonio, Texas, is leased by a limited partnership of which a subsidiary of Six Flags is a general partner and manages the park. On October 30, 1998, Six Flags purchased the minority interest in the limited partnership and title to the park. Two parks--Six Flags Over Texas (Dallas-Ft. Worth) and Six Flags Over Georgia (Atlanta) (the "Partnership Parks")--are owned by limited partnerships of which the managing general partner was (prior to April 1, 1998) a wholly-owned subsidiary of Six Flags. On April 1, 1998, Premier Parks Inc. ("Premier") purchased all of the stock of SFEC (the "Acquisition"). At that time, Six Flags' interests in the Partnership Parks were transferred to Premier. See Note 3.

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

    Results of operations for the three and six-month periods ended July 4, 1999 are not indicative of the results expected for the full year. In particular, the Company's theme park operations contribute most of their annual revenue during the period from Memorial Day to Labor Day each year.

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

                                                                                                     INCREASE
                                                                                                    (DECREASE)
                                                                                                ------------------
Current assets................................................................................     $    (15,621)
Debt issuance costs...........................................................................          (19,597)
Property and equipment........................................................................          322,183
Intangible assets.............................................................................        1,006,606
Deposit and other assets......................................................................           14,299
Accrued liabilities...........................................................................           26,599
Long-term debt................................................................................           51,592
Deferred income taxes.........................................................................           64,820
Stockholder's equity..........................................................................        1,164,859

                      SIX FLAGS ENTERTAINMENT CORPORATION

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

    RECLASSIFICATIONS

    Certain items in the January 3, 1999 consolidated balance sheet and consolidated statements of operations for the post-acquisition 89-day period ended June 28, 1998 and the pre-acquisition 93-day period ended March 31, 1998 have been reclassified to conform to the July 4, 1999 presentation.

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

    On April 1, 1998, Six Flags changed its method of accounting for the Partnership Parks to the equity method of accounting as prescribed by Accounting Principles Board Opinion 18 and related interpretations. The change was applied retroactively to the beginning of Six Flags' 1998 fiscal year, and accordingly, the consolidated statements of operations for the 1998 period reflects Six Flags' interests in the operations of the Partnership Parks on the equity method. Six Flags' interests in the Partnership Parks were transferred to Premier on April 1, 1998 and therefore, the consolidated statements of operations for the post acquisition periods, do not include results of Premier's ownership interests in the Partnership Parks. Six Flags changed its accounting for the Partnership Parks to reflect in operations revenues and costs and expenses of only those parks controlled by Six Flags through majority ownership. This accounting change had no cumulative effect on Six Flags' accumulated deficit as of December 28, 1997.

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

    The change was applied retroactively to the beginning of Six Flags' 1998 fiscal year to conform with Premier's accounting policy for off-season expenses. This accounting change had the effect of increasing the net loss for the 1998 period by approximately $96,654,000.

                      SIX FLAGS ENTERTAINMENT CORPORATION

3.  ACQUISITION OF SFEC

    On April 1, 1998, Premier acquired all of the outstanding capital stock of SFEC for $976,000,000, paid in cash. In addition, Premier repaid at closing, assumed or refinanced approximately $1,032,717,000 of Company debt (including approximately $285,000,000 in aggregate principal amount at maturity of Six Flags 12 1/4% Series A Senior Subordinated Discount Notes due 2005 (the "SFTP Notes") and approximately $164,703,000 accreted value at April 1, 1998 (carrying value of $188.4 million as of July 4, 1999) of SFEC Zero Coupon Notes (the "Old SFEC Notes")). Premier funded the Acquisition with the proceeds of concurrent public offerings and bank facilities (including a new $472,000,000 credit facility of Six Flags (the "Six Flags Credit Facility") and $170,000,000 of
8 7/8% Senior Notes due 2006 of SFEC (the "SFEC Notes")). See Note 4. The proceeds of the SFEC Notes, together with cash contributed by Premier, were deposited in escrow and invested in restricted-use investments to provide for the repayment in full at or prior to maturity in December 1999 of the Old SFEC Notes. Pursuant to the Acquisition, Six Flags transferred to Premier all of its interests in the limited partnerships that own the Partnership Parks, for $46,000,000 in cash and Premier's payment of $165,686,000 of SFEC debt. Also in connection with the Acquisition, Premier and Warner Bros. Consumer Products Division entered into a long-term licensing agreement that gives Premier (and its subsidiaries, including Six Flags and Premier Parks Operations Inc.) the exclusive theme park usage rights in the U.S. and Canada (excluding the Las Vegas, Nevada metropolitan area) for all Warner Bros. and DC Comics animated and comic book characters.

    The following summarized unaudited pro forma results of operations for the six months ended June 28, 1998, assume that the Acquisition, the transfer and sale of the interests of Six Flags in the Partnership Parks and the related financings occurred as of the beginning of that period.

Total revenues................................................................  $216,404,000
Net loss......................................................................  $(36,671,000)

4.  LONG-TERM INDEBTEDNESS

    (a) On April 1, 1998, SFEC issued $170.0 million principal amount of SFEC Notes, which are senior obligations of SFEC. The SFEC Notes are guaranteed on a fully subordinated basis by Premier. The SFEC Notes require annual interest payments of approximately $15.1 million (8 7/8% per annum) and, except in the event of a change of control of SFEC and certain other circumstances, do not require any principal payments prior to their maturity in 2006. The SFEC Notes are redeemable, at SFEC's option, in whole or in part, at any time on or after April 1, 2002, at varying redemption prices. The net proceeds of the SFEC Notes, together with other funds, were invested in restricted-use investment securities for the repayment in full on or before December 15, 1999 of the Old SFEC Notes (with a carrying value of $188.4 million at July 4, 1999).

    The indenture under which the SFEC Notes were issued limits the ability of SFEC and its subsidiaries to dispose of assets; incur additional indebtedness or liens; pay dividends; engage in mergers or consolidations; and engage in certain transactions with affiliates.

    (b) The SFTP Notes were discharged in full on June 30, 1999 out of the proceeds of a captial contribution of $320.3 million to SFEC by Premier. The extinguishment resulted in an extraordinary loss of $0.5 million, net of a $0.3 million tax benefit. The SFTP Notes required interest payments of approximately $34.9 million per annum (12 1/4% per annum). As a result of the application of purchase accounting, the carrying value of the SFTP Senior Subordinated Notes was increased to $318.5 million, which was the estimated fair value at the acquisition date of April 1, 1998. The premium that resulted from the

                      SIX FLAGS ENTERTAINMENT CORPORATION
adjustment of the carrying value was amortized as a reduction to interest expense over the remaining term of the SFTP Notes, resulting in an effective interest rate of approximately 9 3/4%.

    (c) On April 1, 1998, SFTP entered into the Six Flags Credit Facility, pursuant to which it had outstanding $409.3 million at July 4, 1999. The Six Flags Credit Facility includes (i) a $100.0 million five-year revolving credit facility used to refinance Six Flags bank indebtedness as of April 1, 1998 and for working capital and other general corporate purposes (of which $38.0 million was outstanding on July 4, 1999); and (ii) a $372.0 million term loan facility (the "Term Loan Facility"), of which $371.3 million was outstanding on July 4, 1999. Borrowings under the Term Loan Facility will mature on November 30, 2004. However, aggregate principal payments and reductions of $1.0 million are required during each of the first, second, third and fourth years; aggregate principal payments of $25.0 million and $40.0 million are required in years five and six, respectively, and $303.0 million at maturity. Borrowings under the Six Flags Credit Facility are secured by substantially all of the assets of SFTP and its subsidiaries and a pledge of the stock of SFTP, and are guaranteed by such subsidiaries and SFEC.

    The Six Flags Credit Facility contains restrictive covenants that, among other things, limit the ability of SFTP and its subsidiaries to dispose of assets; incur additional indebtedness or liens; pay dividends, except that (subject to covenant compliance) dividends will be permitted to allow SFEC to meet interest obligations with respect to the SFEC Notes and to permit Premier to meet a portion of its interest obligations with respect to the $430.0 million principal amount of its 9 3/4% New Notes, a portion of the proceeds of which were used to discharge the SFTP Notes (See Note 4b); repurchase stock; make investments; engage in mergers or consolidations and engage in certain transactions with subsidiaries and affiliates. In addition, the Six Flags Credit Facility requires that SFTP comply with certain specified financial ratios and tests.

5.  COMMITMENTS AND CONTINGENCIES

    In December 1998, a final judgment of $197.3 million in compensatory damages was entered against SFEC, SFTP, Six Flags Over Georgia, Inc. and Time Warner Entertainment Company, L.P. ("TWE"), and a final judgment of $245.0 million in punitive damages was entered against TWE and of $12.0 million in punitive damages was entered against the referenced Six Flags entities. TWE has appealed the judgments. The judgments arose out of a case entitled SIX FLAGS OVER GEORGIA, INC. AND SIX FLAGS THEME PARKS, INC. V. SIX FLAGS FUND, LTD., AND AVRAM SALKIN, AS TRUSTEE OF THE CLAIMS TRUST based on certain disputed partnership affairs prior to the Acquisition at Six Flags Over Georgia, including alleged breaches of fiduciary duty. The sellers in the Acquisition, including Time Warner Inc., have agreed to indemnify the Company against any and all liabilities arising out of this litigation.

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

6.  BUSINESS SEGMENTS

    Both previous and current management managed the Company's operations on an individual park location basis. Discrete financial information is maintained for each park and provided to the Company's management for review and as a basis for decision-making. The primary performance measure used to

                      SIX FLAGS ENTERTAINMENT CORPORATION
allocate resources is earnings before interest, tax expense, depreciation and amortization ("EBITDA"). All of the Company's parks provide similar products and services through a similar process to the same class of customer through a consistent method. As such, the Company has only one reportable segment-- operation of theme parks. The following tables present segment financial information, a reconciliation of the primary segment performance measure to income (loss) before income taxes and a reconciliation of theme park revenues to consolidated total revenues. Park level expenses exclude all noncash operating expenses, principally depreciation and amortization.

                                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                                           --------------------------  --------------------------
                                                             JULY 4,                     JULY 4,
                                                              1999      JUNE 28, 1998     1999      JUNE 28, 1998
                                                           -----------  -------------  -----------  -------------

                                                                 (IN THOUSANDS)              (IN THOUSANDS)
Theme park revenue.......................................     205,976        193,001      247,290        226,008
Theme park cash expenses.................................     105,559        163,788      162,864        243,267
                                                           -----------  -------------  -----------  -------------
Aggregate park EBITDA....................................     100,417         29,213       84,426        (17,259)
Third-party share of EBITDA from parks accounted for
  under the equity method................................          --             --           --             --
Amortization of investment in theme park partnerships....          --             --           --           (819)
Unallocated net expenses, including corporate and other
  expenses from park acquired after completion of
  operating season.......................................      (2,006)          (277)      (5,610)        (7,684)
Depreciation and amortization............................     (25,794)       (21,514)     (49,550)       (39,143)
Interest expense.........................................     (22,174)       (25,163)     (44,390)       (46,502)
Interest income..........................................       2,685          2,736        5,355          2,813
                                                           -----------  -------------  -----------  -------------
Income (loss) before income taxes........................      53,128        (15,005)      (9,769)      (108,594)
                                                           -----------  -------------  -----------  -------------
                                                           -----------  -------------  -----------  -------------
Theme park revenue.......................................     205,976        193,001      247,290        226,008
Theme park revenue from parks accounted for under the
  equity method..........................................          --             --           --        (10,168)
                                                           -----------  -------------  -----------  -------------
Consolidated total revenue...............................     205,976        193,001      247,290        215,840
                                                           -----------  -------------  -----------  -------------
                                                           -----------  -------------  -----------  -------------

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

    Results of operations for the three-month and six-month periods ended July 4, 1999 are not indicative of the results expected for the full year. In particular, the Company's theme park operations contribute most of their annual revenue during the period from Memorial Day to Labor Day each year.

    THREE MONTHS ENDED JULY 4, 1999 VS. THREE MONTHS ENDED JUNE 28, 1998

    The table below sets forth certain financial information with respect to the Company for the three months ended July 4, 1999 and for the aggregate three month period ended June 28, 1998 and on a pro forma basis for the 1998 period, as if the Acquisition had occurred on the first day of 1998:

                                                                   THREE MONTHS ENDED JUNE 28, 1998
                                                   ----------------------------------------------------------------
                                  POST-ACQUISITION POST-ACQUISITION  PRE-ACQUISITION
                                   THREE MONTHS     89-DAY PERIOD    TWO DAY PERIOD
                                       ENDED            ENDED             ENDED           PRO FORMA       COMPANY
                                   JULY 4, 1999     JUNE 28, 1998    MARCH 31, 1998    ADJUSTMENTS (1)   PRO FORMA
                                  ---------------  ---------------  -----------------  ---------------  -----------

                                                                   (IN THOUSANDS)
Revenues:
  Theme park admissions.........     $ 119,198        $ 112,510         $      --         $      --      $ 112,510
  Theme park food, merchandise
    and other...................        86,778           80,491                --                --         80,491
                                  ---------------  ---------------       --------      ---------------  -----------
  Total revenue.................       205,976          193,001                --                --        193,001
                                  ---------------  ---------------       --------      ---------------  -----------
Operating costs and expense:
  Operating expenses............        59,259           66,435            13,484           (10,628)        69,291
  Selling, general and
    administrative..............        29,321           29,335            35,150           (35,433)        29,052
  Costs of products sold........        18,985           19,469               192                --         19,661
  Depreciation and
    amortization................        25,794           21,514                --                --         21,514
                                  ---------------  ---------------       --------      ---------------  -----------
  Total operating costs and
    expenses....................       133,359          136,753            48,826           (46,061)       139,518
                                  ---------------  ---------------       --------      ---------------  -----------
  Income (loss) from
    operations..................        72,617           56,248           (48,826)           46,061         53,483
                                  ---------------  ---------------       --------      ---------------  -----------
Other income (expense):
  Interest expense, net.........       (19,489)         (21,181)           (1,246)               --        (22,427)
                                  ---------------  ---------------       --------      ---------------  -----------
  Total other income
    (expense)...................       (19,489)         (21,181)           (1,246)               --        (22,427)
                                  ---------------  ---------------       --------      ---------------  -----------
  Income (loss) before taxes....        53,128           35,067           (50,072)           46,061         31,056
  Income tax expense
    (benefit)...................        24,789           17,974                --            (1,511)        16,463
                                  ---------------  ---------------       --------      ---------------  -----------
  Net income (loss) before
    extraordinary item..........     $  28,339        $  17,093         $ (50,072)        $  47,572      $  14,593
                                  ---------------  ---------------       --------      ---------------  -----------
                                  ---------------  ---------------       --------      ---------------  -----------

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
------------------------------

(1) Adjustments eliminate the compensation expense arising by virtue of the vesting of certain restricted stock and stock options resulting from the Acquisition in the 1998 Pre-Acquisition Period. Also excludes additional depreciation and amortization and interest expense resulting from the Acquisition.

    Revenue in the second quarter of 1999 totaled $206.0 million compared to $193.0 million for the second quarter of 1998. The $13.0 million (6.7%) increase in 1999 revenue compared to the second quarter of 1998 resulted primarily from an increase in season pass sales of approximately $5.4 million, an increase in other ticket revenues of $8.5 million and an increase in in-park revenues of approximately $3.7 million, partially offset by a $4.6 million decrease in sponsorship and other income. The increase in other ticket revenues and in-park spending resulted from a 17.4% increase in attendance. The decline in sponsorship and other income is a timing difference.

    Operating expenses for the second quarter of 1999 decreased $10.0 million compared to pro forma expenses for the second quarter of 1998. As a percentage of revenues, operating expenses were 28.8% in the 1999 quarter and 35.9% in 1998 (pro forma). The 14.5% decrease compared to pro forma expenses for 1998 resulted primarily from operating efficiencies realized at the Six Flags parks subsequent to their acquisition by Premier on April 1, 1998.

    Selling, general and administrative expenses for the second quarter of 1999 were flat compared to pro forma expenses for the second quarter of 1998. As a percentage of revenues, these expenses were 14.2% in 1999 and 15.1% in 1998 (pro forma). Advertising expense increased by approximately $5.3 million, offset by a decrease in other selling, general and administrative expenses of $5.3 million. The increase in advertising expenditures reflects a return to historical advertising levels and timing of expenditures at the Six Flags parks. The $5.3 million decrease in remaining selling, general and administrative expenses in the 1999 period resulted from reduced corporate level expenditures, including staffing, related to the closing of the former Six Flags corporate office subsequent to the April 1, 1998 acquisition.

    Costs of products sold in the 1999 period decreased $0.7 million compared to expenses for the second quarter of 1998. As a percentage of food, merchandise and other spending, cost of goods sold represented 21.9% in 1999, as compared to 24.4% in 1998 (pro forma).

    Depreciation and amortization expense for the second quarter of 1999 increased $4.3 million compared to the second quarter of 1998, primarily attributable to the Company's ongoing capital program. Interest expense, net decreased $2.9 million compared to the second quarter of 1998, primarily as a result of lower effective interest rates.

    Income tax expense was $24.8 million for the second quarter of 1999 compared to $16.5 million for the second quarter of 1998. The effective tax rate for the second quarter of 1999 was 46.7% compared to 53.0% for the second quarter of 1998. The Company's quarterly effective tax rate will vary from period-to-period based upon the inherent seasonal nature of the theme park business, as a result of permanent differences associated with goodwill amortization for financial purposes and the non-deductible portion of the amortization for tax purposes.

    SIX MONTHS ENDED JULY 4, 1999 VS. AGGREGATE SIX MONTHS ENDED JUNE 28, 1998.

The table below sets forth certain financial information with respect to the Company for the six months ended July 4, 1998 and for the aggregate six month period ended June 28, 1998 and on a pro forma basis for such period with respect to (i) the transfer of the Company's interest in the Partnership Parks, (ii) changes in certain accounting policies to match those followed by Premier, including the elimination of the deferral of off-season expenses and a change in acquisition of season pass revenue, and (iii) the

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) elimination of deferred compensation expenses arising out of the exercise of stock options in connection with the Acquisition, in each case as if the Acquisition had occurred on December 29, 1997:

                                                                    SIX MONTHS ENDED JUNE 28, 1998
                                                     -------------------------------------------------------------
                                    POST-ACQUISITION POST-ACQUISITION PRE-ACQUISITION
                                      SIX MONTHS      89-DAY PERIOD   93-DAY PERIOD
                                         ENDED            ENDED           ENDED          PRO FORMA       COMPANY
                                     JULY 4, 1999     JUNE 28, 1998   MARCH 31, 1998  ADJUSTMENTS(1)    PRO FORMA
                                    ---------------  ---------------  --------------  ---------------  -----------

                                                                    (IN THOUSANDS)
Revenues:
  Theme park admissions...........     $ 144,358        $ 112,510       $   15,047       $      --      $ 127,557
  Theme park food, merchandise and
    other.........................       102,932           80,491            7,792              --         88,283
                                    ---------------  ---------------  --------------  ---------------  -----------
  Total revenue...................       247,290          193,001           22,839              --        215,840
                                    ---------------  ---------------  --------------  ---------------  -----------
Operating costs and expense:
  Operating expenses..............        93,920           66,435           56,307         (10,628)       112,114
  Selling, general and
    administrative................        52,644           29,335           54,711         (35,433)        48,613
  Costs of products sold..........        21,910           19,469            2,193              --         21,662
  Depreciation and amortization...        49,550           21,514           17,629              --         39,143
                                    ---------------  ---------------  --------------  ---------------  -----------
  Total operating costs and
    expenses......................       218,024          136,753          130,840         (46,061)       221,532
                                    ---------------  ---------------  --------------  ---------------  -----------
  Income (loss) from operations...        29,266           56,248         (108,001)         46,061         (5,692)
                                    ---------------  ---------------  --------------  ---------------  -----------
Other income (expense):
  Interest expense, net...........       (39,035)         (21,181)         (22,508)             --        (43,689)
  Equity in operations of theme
    park partnerships.............            --               --          (13,152)         13,152             --
                                    ---------------  ---------------  --------------  ---------------  -----------
  Total other income (expense)....       (39,035)         (21,181)         (35,660)         13,152        (43,689)
                                    ---------------  ---------------  --------------  ---------------  -----------
  Income (loss) before taxes......        (9,769)          35,067         (143,661)         59,213        (49,381)
  Income tax expense (benefit)....         4,093           17,974               --         (32,077)       (14,103)
                                    ---------------  ---------------  --------------  ---------------  -----------
  Income (loss) before
    extraordinary item............     $ (13,862)       $  17,093       $ (143,661)      $  91,290      $ (35,278)
                                    ---------------  ---------------  --------------  ---------------  -----------
                                    ---------------  ---------------  --------------  ---------------  -----------

------------------------------

(1) Adjustments reflect the transfer of the Company's interest in the Partnership Parks and eliminate the compensation expense arising by virtue of the vesting of certain restricted stock and stock options resulting from the Acquisition in the 1998 Pre-Acquisition Period. Also excludes additional depreciation and amortization and interest expense resulting from the Acquisition.

    Revenue in the first six months of 1999 totaled $247.3 million compared to $215.8 million for the first six months of 1998. The $31.5 million (14.6%) increase in 1999 revenue compared to pro forma revenue for the first six months of 1998 resulted primarily from an increase in season pass sales of approximately $12.8 million, an increase in other ticket revenues of $4.2 million and an increase in in-park revenues of approximately $10.5 million. The increases in other ticket revenues and in-park spending resulted from a 22.4% increase in attendance.

    Operating expenses for the first six months of 1999 decreased $18.2 million compared to pro forma expenses for the first six months of 1998. As a percentage of revenues, operating expenses were 38.0% in 1999 and 51.9% in 1998 (pro forma). The 16.2% decrease compared to pro forma expenses for 1998 resulted primarily from operating efficiencies realized at the Six Flags parks subsequent to their acquisition on April 1, 1998.

    Selling, general and administrative expenses for the first six months of 1999 increased $4.0 million compared to the pro forma expenses for the first six months of 1998, resulting from increased advertising expense of $12.9 million partially offset by a $8.9 million decrease in other selling, general and administrative expenses. As a percentage of revenues, these expenses were 21.3% in 1999 and 22.5% in 1998 (pro forma). The increase in advertising expenditures reflects a return to historical advertising levels of

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) expenditures at the Six Flags parks. The $8.9 million decrease in remaining selling, general and administrative expenses in the 1999 period resulted from reduced corporate level expenditures, including staffing, related to the closing of the former Six Flags corporate office subsequent to the April 1, 1998 acquisition.

    Costs of products sold in the 1999 period increased $0.2 million compared to pro forma expenses for the first six months of 1998. As a percentage of food, merchandise and other spending, cost of products sold represented 21.3% in 1999, as compared to 24.5% in 1998 (pro forma).

    Depreciation and amortization expense for the first six months of 1999 increased $10.4 million compared to the pro forma amount for the first six months of 1998. The increase compared to the pro forma 1998 level was attributable to the Company's on-going capital program. Interest expense, net decreased $4.6 million compared to pro forma interest expense, net for the first six months of 1998, reflecting interest income earned on investment securities in the first six months of 1999, which investments were made during the 1998 Post-Acquisition period.

    Equity in operations of theme park partnerships for the first quarter of 1998 reflected the Company's share of the loss of Six Flags Over Texas and Six Flags Over Georgia. The Company's ownership interests in Six Flags Over Texas and Six Flags Over Georgia were transferred to Premier on April 1, 1998, as part of the Acquisition.

    Income tax expense was $4.1 million for the first six months of 1999 compared to an $14.1 million benefit for the pro forma results for the first six months of 1998. The Company's effective tax are will vary from period-to-period based upon the inherent seasonal nature of the theme park business, as a result of permanent differences associated with goodwill amortization for financial purposes and the non-deductible portion of the amortization for tax purposes. Prior to the Acquisition, the recoverability of deferred tax assets, including net operating loss carry-forwards, was assessed as not probable. Thus, no income tax benefit was recognized in the 1998 Pre-Acquisition period.

LIQUIDITY, CAPITAL COMMITMENTS AND RESOURCES

    At July 4, 1999, the Company's indebtedness (including $188.4 million carrying value of the pre-existing SFEC notes which will be repaid in full from the proceeds of the SFEC Notes, together with other funds, all of which have been deposited in escrow) aggregated $768.6 million, of which approximately $189.9 million (including $188.4 million carrying value of the pre-existing SFEC Notes) matures prior to July 4, 2000. See Note 4 to the Company's Consolidated Financial Statements for additional information regarding the Company's indebtedness. In addition, the Company guaranteed certain obligations relating to the Partnership Parks. Cash flow from operations at the Partnership Parks will be used to satisfy these requirements before any funds are required from the Company.

    During the six months ended July 4, 1999, net cash provided by operating activities was $32.9 million. Net cash used in investing activities in the first six months of 1999 totaled $138.1 million, consisting primarily of capital expenditures. Net cash provided by financing activities in the first three months of 1999 was $112.7 million, primarily representing capital contributions from Premier, net of the extinguishment of the SFTP Notes (with a carrying value of $318.4 million as of the extinguishment date).

    The degree to which the Company is leveraged could adversely affect its liquidity. The Company's liquidity could also be adversely affected by unfavorable weather, accidents or the occurrence of an event or condition, including negative publicity or significant local competitive events, that significantly reduce paid attendance and, therefore, revenue at any of its theme parks.

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
    The Company believes that, based on historical and anticipated operating results, cash flows from operations, available cash, available amounts under the Six Flags Credit Facility and contributions by Premier will be adequate to meet the Company's future liquidity needs, including anticipated requirements for working capital, capital expenditures and scheduled debt for at least the next several years. The Company may, however, need to refinance all or a portion of its existing debt on or prior to maturity or to seek additional financing.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED

    In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain recognition of all derivatives as either assets or liabilities in the balance sheet and measurement of those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and whether it qualifies as a hedge. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. A subsequent pronouncement, SFAS 137 was issued in July 1999 that delayed the effective date of SFAS No.133 until the fiscal year beginning after June 15, 2000. The Company plans to adopt the provisions of SFAS No.133 in the first quarter of the year ending December 31, 2001. If the provisions of SFAS No. 133 were to be applied as of June 30, 1999, they would not have a material effect on the Company's financial position as of such date, or the results of operations for the three-month and six-month periods then ended.

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

    The Company has initiated correspondence with its significant vendors and service providers to determine the extent such entities are vulnerable to Year 2000 issues and whether the products and services purchased from such entities are Year 2000 compliant. The Company expects to receive a

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) favorable response from such third parties and it is anticipated that their significant Year 2000 issues will be addressed on a timely basis.

    With regard to IT, non-IT systems and communications with third parties, the Company anticipates that the Project will be completed in November 1999.

    As noted above, the Company is in the process of replacing certain computer equipment and software because of the Year 2000 issue. The Company estimates that the total cost of such replacements will be no more than $1.5 million. Substantially all of the personnel being used on the Project are existing Company employees. Therefore, the labor costs of its Year 2000 identification, assessment, remediation and testing efforts, as well as currently anticipated labor costs to be incurred by the Company with respect to Year 2000 issues of third parties, are expected to be less than $0.8 million.

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

ITEM 3--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    See Item 7A of the Company's January 3, 1999 Form 10-K. There have been no material changes in the Company's exposure to market risk since January 3, 1999.

                           PART II--OTHER INFORMATION

ITEMS 1--5

    Not applicable.

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

       27.1 Financial Data Schedule--July 4, 1999

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

                                      SIX FLAGS ENTERTAINMENT CORPORATION

                                                 (Registrant)

                                                Kieran E. Burke

                                     CHAIRMAN AND CHIEF EXECUTIVE OFFICER

                                              James F. Dannhauser

                                            CHIEF FINANCIAL OFFICER

Date: August 17, 1999