Form 10-Q
period 1999-10-03
SIX FLAGS ENTERTAINMENT CORP
filed 1999-11-18
CIK 901508

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 3, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO
      _____________

                      COMMISSION FILE NUMBER: 333-46897-01

                                   -----------

                       SIX FLAGS ENTERTAINMENT CORPORATION
             (Exact name of Registrant as specified in its charter)

                  DELAWARE
      (State or other jurisdiction of                   22-3136577
       incorporation or organization)      (I.R.S. Employer Identification No.)

            11501 NORTHEAST EXPRESSWAY, OKLAHOMA CITY, OKLAHOMA 73131 (Address of principal executive offices, including zip code)

                                 (405) 475-2500
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15( d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

         At November 4, 1999, Six Flags Entertainment Corporation had outstanding 1,000 shares of Common Stock.

         This Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

================================================================================

                         PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                       SIX FLAGS ENTERTAINMENT CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                               OCTOBER 3, 1999    JANUARY 3, 1999
                                               --------------     --------------
                                                (Unaudited)
ASSETS

Current assets:
   Cash and cash equivalents .............     $  108,565,000     $   46,112,000
   Accounts receivable ...................         33,473,000         10,399,000
   Receivable from affiliate .............         17,832,000               --
   Inventories ...........................         17,588,000         13,685,000
   Prepaid expenses ......................          8,177,000          5,981,000
   Restricted-use investments ............        190,951,000        183,342,000
                                               --------------     --------------
            Total current assets .........        376,586,000        259,519,000

Property and equipment, at cost, net .....        999,959,000        892,913,000
Deferred financing costs, net ............         11,001,000         12,346,000
Deposits and other assets ................         50,137,000         51,284,000
Intangible assets, net ...................      1,134,927,000      1,160,941,000
                                               --------------     --------------
            Total assets .................     $2,572,610,000     $2,377,003,000
                                               ==============     ==============

           See accompanying notes to consolidated financial statements

                       SIX FLAGS ENTERTAINMENT CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                         OCTOBER 3, 1999   JANUARY 3, 1999
                                                         --------------    --------------
                                                          (UNAUDITED)
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Accounts payable .................................    $   20,063,000    $   12,664,000
   Accrued interest payable .........................         2,340,000        13,547,000
   Other accrued liabilities ........................        44,827,000        59,389,000
   Current maturities of long-term debt .............       191,951,000       183,877,000
   Current portion of capitalized lease obligations .           493,000           493,000
                                                         --------------    --------------
      Total current liabilities .....................       259,674,000       269,970,000

Long-term debt and capitalized lease obligations:
   Notes payable ....................................       170,000,000       491,167,000
   Credit facilities ................................       408,000,000       408,750,000
   Capitalized lease obligations ....................           163,000           557,000
Other long-term liabilities .........................        43,880,000        46,946,000
Deferred income taxes ...............................       145,356,000        99,333,000
                                                         --------------    --------------
      Total liabilities .............................     1,027,073,000     1,316,723,000

Stockholder's equity:
   Common stock .....................................              --                --
   Additional paid-in-capital .......................     1,474,055,000     1,031,598,000
   Retained earnings ................................        71,482,000        28,682,000
                                                         --------------    --------------
      Total stockholder's equity ....................     1,545,537,000     1,060,280,000
                                                         --------------    --------------
      Total liabilities and stockholder's equity ....    $2,572,610,000    $2,377,003,000
                                                         ==============    ==============

           See accompanying notes to consolidated financial statements

                       SIX FLAGS ENTERTAINMENT CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
            THREE MONTHS ENDED OCTOBER 3, 1999 AND SEPTEMBER 27, 1998
                                   (UNAUDITED)

                                              THREE MONTH          THREE MONTH
                                              PERIOD ENDED         PERIOD ENDED
                                             OCTOBER 3, 1999    SEPTEMBER 27, 1998
                                             ---------------    ------------------
Revenue:

  Theme park admissions ................      $ 130,998,000       $ 121,424,000

  Theme park food, merchandise and other        115,023,000         116,493,000
                                              -------------       -------------

     Total revenue .....................        246,021,000         237,917,000
                                              -------------       -------------

Operating costs and expenses:

  Operating expenses ...................         69,199,000          69,362,000

  Selling, general and administrative ..         16,255,000          21,577,000

  Costs of products sold ...............         23,298,000          25,107,000

  Depreciation and amortization ........         26,359,000          22,801,000
                                              -------------       -------------

     Total operating costs and expenses         135,111,000         138,847,000
                                              -------------       -------------

     Income from operations ............        110,910,000          99,070,000
                                              -------------       -------------

Other income (expense):

  Interest expense .....................        (15,098,000)        (21,003,000)

  Interest income ......................          3,702,000           3,878,000
                                              -------------       -------------

     Total other income (expense) ......        (11,396,000)        (17,125,000)
                                              -------------       -------------

     Income before income tax ..........         99,514,000          81,945,000

Income tax expense .....................         42,383,000          35,525,000
                                              -------------       -------------

     Net income ........................      $  57,131,000       $  46,420,000
                                              =============       =============

           See accompanying notes to consolidated financial statements

                       SIX FLAGS ENTERTAINMENT CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       NINE MONTHS ENDED OCTOBER 3, 1999,
                    180-DAY PERIOD ENDED SEPTEMBER 27, 1998,
                     AND 93-DAY PERIOD ENDED MARCH 31, 1998

                                   (UNAUDITED)

                                                                               POST-ACQUISITION     PRE-ACQUISITION
                                                                                  180-DAY               93-DAY
                                                             PERIOD ENDED       PERIOD ENDED         PERIOD ENDED
                                                           OCTOBER 3, 1999    SEPTEMBER 27, 1998    MARCH 31, 1998
                                                            -------------       -------------       -------------
Revenue:

  Theme park admissions ..............................      $ 275,356,000       $ 233,934,000       $  15,047,000

  Theme park food, merchandise and other .............        217,955,000         197,046,000           7,792,000
                                                            -------------       -------------       -------------

     Total revenue ...................................        493,311,000         430,980,000          22,839,000
                                                            -------------       -------------       -------------

Operating costs and expenses:

  Operating expenses .................................        163,119,000         135,797,000          56,307,000

  Selling, general and administrative ................         68,899,000          50,912,000          54,711,000

  Costs of products sold .............................         45,208,000          44,638,000           2,193,000

  Depreciation and amortization ......................         75,909,000          44,315,000          17,629,000
                                                            -------------       -------------       -------------

     Total operating costs and expenses ..............        353,135,000         275,662,000         130,840,000
                                                            -------------       -------------       -------------

     Income (loss) from operations ...................        140,176,000         155,318,000        (108,001,000)
                                                            -------------       -------------       -------------

Other income (expenses):

  Interest expense ...................................        (59,488,000)        (44,920,000)        (22,585,000)

  Interest income ....................................          9,057,000           6,614,000              77,000

  Equity in operation of theme park partnerships .....               --                  --           (13,152,000)
                                                            -------------       -------------       -------------

     Total other income (expense) ....................        (50,431,000)        (38,306,000)        (35,660,000)
                                                            -------------       -------------       -------------

     Income (loss) before income tax and extraordinary
     loss ............................................         89,745,000         117,012,000        (143,661,000)

Income tax expense (benefit) .........................         46,476,000          53,499,000                --
                                                            -------------       -------------       -------------

  Income (loss) before extraordinary item ............         43,269,000          63,513,000        (143,661,000)

Extraordinary loss on extinguishment of debt, net of
     income tax benefit of $312,000 ..................           (469,000)               --                  --
                                                            =============       =============       =============

     Net income (loss) ...............................      $  42,800,000       $  63,513,000       $(143,661,000)
                                                            =============       =============       =============

           See accompanying notes to consolidated financial statements

                       SIX FLAGS ENTERTAINMENT CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
 NINE MONTHS ENDED OCTOBER 3, 1999, 180 DAY PERIOD ENDED SEPTEMBER 27, 1998 AND
                       93 DAY PERIOD ENDED MARCH 31, 1998
                                   (UNAUDITED)

                                                                                       POST-ACQUISITION
                                                                                          (NOTE 1)          PRE-ACQUISITION
                                                                    NINE MONTHS            180-DAY             (NOTE 1)
                                                                       ENDED             PERIOD ENDED     93-DAY PERIOD ENDED
                                                                   OCTOBER 3, 1999    SEPTEMBER 27, 1998     MARCH 31, 1998
                                                                   ---------------    ------------------     --------------
Cash flow from operating activities:
  Net income (loss) ..........................................      $  42,800,000       $  63,513,000       $(143,661,000)
  Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
     Depreciation and amortization ...........................         75,909,000          44,315,000          17,629,000
     Extraordinary loss on early extinguishment of debt ......            781,000                --                  --
     Equity in operations of theme park partnerships .........               --                  --            13,152,000
     Deferred income tax .....................................         46,023,000          53,499,000                --
     Interest accretion on notes payable .....................          2,900,000           8,394,000          11,932,000
     Interest accretion on restricted use investment .........         (7,609,000)         (4,845,000)               --
     Amortization of debt issuance costs .....................          1,514,000             986,000           1,027,000
     (Increase) decrease in accounts receivable ..............        (23,074,000)        (25,304,000)          1,742,000
     Increase in receivable from affiliate ...................        (17,832,000)               --                  --
     (Increase) decrease in inventories and prepaid expenses .         (6,099,000)            181,000         (24,852,000)
     Increase (decrease) in accounts payable and accrued
       liabilities ...........................................        (18,462,000)          2,362,000          68,234,000
     Other, net ..............................................          1,147,000           1,327,000              18,000
                                                                    -------------       -------------       -------------
     Net cash provided by (used in) operating activities .....         97,998,000         144,428,000         (54,779,000)
                                                                    -------------       -------------       -------------

Cash flow from investing activities:
  Additions to property and equipment ........................       (135,204,000)        (25,815,000)        (25,335,000)
  Acquisition of theme park assets ...........................        (20,656,000)               --                  --
  Transfer of interests in theme park partnerships to Premier                --           208,082,000                --
  Purchase of partnership parks limited partnership units ....               --                  --          (117,652,000)
  Purchase of restricted use investments .....................               --          (176,028,000)               --
  Prepayment of SFOT partnership obligation ..................               --                  --           (13,866,000)
                                                                    -------------       -------------       -------------
     Net cash provided by (used in) investing activities .....       (155,860,000)          6,239,000        (156,853,000)
                                                                    -------------       -------------       -------------

Cash flow from financing activities:
  Proceeds from borrowings ...................................               --           580,000,000         240,000,000
  Repayment of long-term debt ................................       (320,984,000)       (588,500,000)        (30,503,000)
  Payment of debt issuance costs .............................           (169,000)        (13,212,000)               --
  Capital contribution .......................................        441,468,000          13,669,000           4,000,000
                                                                    -------------       -------------       -------------
     Net cash provided by (used in) financing activities .....        120,315,000          (8,043,000)        213,497,000
                                                                    -------------       -------------       -------------
Increase (decrease) in cash and cash equivalents .............         62,453,000         142,624,000           1,865,000
Cash and cash equivalents at beginning of period .............         46,112,000          18,670,000          16,805,000
                                                                    -------------       -------------       -------------
Cash and cash equivalents at end of period ...................      $ 108,565,000       $ 161,294,000       $  18,670,000
                                                                    =============       =============       =============

           See accompanying notes to consolidated financial statements

                       SIX FLAGS ENTERTAINMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       GENERAL -- BASIS OF PRESENTATIOn

         At October 3, 1999, Six Flags Entertainment Corporation ("SFEC," and together with its subsidiaries at that date, the "Company" or "Six Flags") owned 100% of the common stock of S.F. Holdings, Inc. ("SF Holdings") which owns 100% of the common stock of Six Flags Theme Parks Inc. ("SFTP"). On November 5, 1999, SF Holdings was merged into SFEC, and SFEC was merged into Premier Parks Operations Inc. ("Premier Operations"), a wholly-owned subsidiary of Premier Parks Inc. ("Premier"). See Note 7.

         Prior to April 1, 1998, Six Flags operated twelve "Six Flags" branded theme parks in eight locations throughout the United States. For all periods presented, nine of the theme parks, Six Flags Great Adventure and Wild Safari Animal Park (New York-Philadelphia), Six Flags Great America (Chicago-Milwaukee), Six Flags Magic Mountain and Six Flags Hurricane Harbor (Los Angeles), Six Flags AstroWorld and Six Flags Waterworld (Houston), Six Flags St. Louis (St. Louis) and Six Flags Hurricane Harbor (Dallas-Ft. Worth) were owned by Six Flags. Six Flags Fiesta Texas, located in San Antonio, Texas, is leased by a limited partnership of which a subsidiary of Six Flags is a general partner and manages the park. On October 30, 1998, Six Flags purchased the minority interest in the limited partnership and title to the park. Two parks -- Six Flags Over Texas (Dallas-Ft. Worth) and Six Flags Over Georgia (Atlanta) (the "Partnership Parks") -- are owned by limited partnerships of which the managing general partner was (prior to April 1, 1998) a wholly-owned subsidiary of Six Flags. On April 1, 1998, Premier purchased all of the stock of SFEC (the "Acquisition"). At that time, Six Flags' interests in the Partnership Parks were transferred to Premier. See Note 3.

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

         Results of operations for the three-month and nine-month periods ended October 3, 1999 are not indicative of the results expected for the full year. In particular, the Company's theme park operations contribute most of their annual revenue during the period from Memorial Day to Labor Day each year.

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

Six Flags Entertainment Corporation
Notes to Consolidated Financial Statements (Continued)

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

         RECLASSIFICATIONS

         Certain items in the January 3, 1999 consolidated balance sheet and consolidated statements of operations for the Post-Acquisition 180-day period ended September 27, 1998 and the Pre-Acquisition 93-day period ended March 31, 1998 have been reclassified to conform to the October 3, 1999 presentation.

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

         On April 1, 1998, Six Flags changed its method of accounting for the Partnership Parks to the equity method of accounting as prescribed by Accounting Principles Board Opinion 18 and related interpretations. The change was applied retroactively to the beginning of Six Flags' 1998 fiscal year, and accordingly, the consolidated statement of operations for the Pre-Acquisition 1998 period reflects Six Flags' interests in the operations of the Partnership Parks on the equity method. Six Flags' interests in the Partnership Parks were transferred to Premier on April 1, 1998 and therefore, the consolidated statements of operations for the Post-Acquisition 1998 and 1999 periods, does not include results of Premier's ownership interests in the Partnership Parks. Six Flags changed its accounting for the Partnership Parks to reflect in operations revenues and costs and expenses of only those parks controlled by Six Flags through majority ownership. This accounting change had no cumulative effect on Six Flags' accumulated deficit as of December 28, 1997.

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

3.       ACQUISITION OF SFEC

         On April 1, 1998, Premier acquired all of the outstanding capital stock of SFEC for $976,000,000, paid in cash. In addition, Premier repaid at closing, assumed or refinanced approximately $1,032,717,000 of Company debt (including approximately $285,000,000 in aggregate principal amount at maturity of Six Flags 12 1/4% Series A

Six Flags Entertainment Corporation
Notes to Consolidated Financial Statements (Continued)

Senior Subordinated Discount Notes due 2005 (the "SFTP Notes") and approximately $164,703,000 accreted value at April 1, 1998 (carrying value of $190,951,000 as of October 3, 1999) of SFEC Zero Coupon Notes (the "Old SFEC Notes")). Premier funded the Acquisition with the proceeds of concurrent public offerings and bank facilities (including a new $472,000,000 credit facility of Six Flags (the "Six Flags Credit Facility") and $170,000,000 of
8 7/8% Senior Notes due 2006 of SFEC (the "SFEC Notes")). See Note 4. The proceeds of the SFEC Notes, together with cash contributed by Premier, were deposited in escrow and invested in restricted-use investments to provide for the repayment in full at or prior to maturity in December 1999 of the Old SFEC Notes. Pursuant to the Acquisition, Six Flags transferred to Premier all of its interests in the limited partnerships that own the Partnership Parks, for $46,000,000 in cash and Premier's payment of $165,686,000 of SFEC debt. Also in connection with the Acquisition, Premier and Warner Bros. Consumer Products Division entered into a long-term licensing agreement that gives Premier (and its subsidiaries, including Six Flags and Premier Parks Operations Inc.) the exclusive theme park usage rights in the U.S. and Canada (excluding the Las Vegas, Nevada metropolitan area) for all Warner Bros. and DC Comics animated and comic book characters.

         The following summarized unaudited pro forma results of operations for the nine months ended September 27, 1998, assume that the Acquisition, the transfer and sale of the interests of Six Flags in the Partnership Parks and the related financings occurred as of the beginning of that period.

 Total revenues..................................................  $ 453,819,000
 Net income......................................................  $   8,327,000

4.       LONG-TERM INDEBTEDNESS

         (a) On April 1, 1998, SFEC issued $170.0 million principal amount of SFEC Notes, which are senior obligations of SFEC. The SFEC Notes are guaranteed on a fully subordinated basis by Premier. The SFEC Notes require annual interest payments of approximately $15.1 million (8 7/8% per annum) and, except in the event of a change of control of SFEC and certain other circumstances, do not require any principal payments prior to their maturity in 2006. The SFEC Notes are redeemable, at SFEC's option, in whole or in part, at any time on or after April 1, 2002, at varying redemption prices. The net proceeds of the SFEC Notes, together with other funds, were invested in restricted-use investment securities for the repayment in full on or before December 15, 1999 of the Old SFEC Notes (with a carrying value of $191.0 million at October 3, 1999).

         The indenture under which the SFEC Notes were issued limits the ability of SFEC and its subsidiaries to dispose of assets; incur additional indebtedness or liens; pay dividends; engage in mergers or consolidations; and engage in certain transactions with affiliates.

         (b) The SFTP Notes were discharged in full on June 30, 1999 out of the proceeds of a capital contribution of $320.3 million to SFEC. The extinguishment resulted in an extraordinary loss of $0.5 million, net of a $0.3 million tax benefit. The SFTP Notes required interest payments of approximately $34.9 million per annum (12 1/4% per annum). As a result of the application of purchase accounting, the carrying value of the SFTP Senior Subordinated Notes was increased to $318.5 million, which was the estimated fair value at the acquisition date of April 1, 1998. The premium that resulted from the adjustment of the carrying value was amortized as a reduction to interest expense over the remaining term of the SFTP Senior Subordinated Notes, resulting in an effective interest rate of approximately 9 3/4%.

         (c) On April 1, 1998, SFTP entered into the Six Flags Credit Facility, pursuant to which it had outstanding $409.0 million at October 3, 1999. The Six Flags Credit Facility included ( i) a $100.0 million five-year revolving credit facility used to refinance Six Flags bank indebtedness as of April 1, 1998 and for working capital and other general corporate purposes (of which $38.0 million was outstanding on October 3, 1999); and (ii) a $372.0 million term loan facility (the "Term Loan Facility"), of which $371.0 million was outstanding on October 3, 1999. Borrowings under the Term Loan Facility will mature on November 30, 2004. However, aggregate principal payments and reductions of $1.0 million were required during each of the first, second, third and fourth years; aggregate principal payments of $25.0 million and $40.0 million are required in years five and six, respectively, and $303.0 million at maturity. Borrowings under the Six Flags Credit Facility were secured by substantially all of the

Six Flags Entertainment Corporation
Notes to Consolidated Financial Statements (Continued)

assets of SFTP and its subsidiaries and a pledge of the stock of SFTP, and were guaranteed by such subsidiaries and SFEC.

         The Six Flags Credit Facility contained restrictive covenants that, among other things, limited the ability of SFTP and its subsidiaries to dispose of assets; incur additional indebtedness or liens; pay dividends, except that (subject to covenant compliance) dividends were permitted to allow SFEC to meet interest obligations with respect to the SFEC Notes and to permit Premier to meet a portion of its interest obligations with respect to its 9 3/4% New Notes, a portion of the proceeds of which were used to discharge the SFTP Notes (See
Note 4b); repurchase stock; make investments; engage in mergers or consolidations and engage in certain transactions with subsidiaries and affiliates. In addition, the Six Flags Credit Facility required that SFTP comply with certain specified financial ratios and tests. On November 5, 1999, the Company refinanced the indebtedness outstanding under the Six Flags Credit Facility. See Note 7.

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

6.       BUSINESS SEGMENTS

         Both previous and current management managed the Company's operations on an individual park location basis. Discrete financial information is maintained for each park and provided to the Company's management for review and as a basis for decision-making. The primary performance measure used to allocate resources is earnings before interest, tax expense, depreciation and amortization ("EBITDA"). All of the Company's parks provide similar products and services through a similar process to the same class of customer through a consistent method. As such, the Company has only one reportable segment -- operation of theme parks. The following tables present segment financial information, a reconciliation of the primary segment performance measure to income (loss) before income taxes and a reconciliation of theme park revenues to consolidated total revenues. Park level expenses exclude all noncash operating expenses, principally depreciation and amortization. The results presented for the nine months ended September 27, 1998 include results of both the Pre-Acquisition and Post-Acquisition periods.

Six Flags Entertainment Corporation
Notes to Consolidated Financial Statements (Continued)

                                            THREE MONTHS ENDED             NINE MONTHS ENDED
                                        ---------------------------------------------------------
                                        OCTOBER 3,    SEPTEMBER 27,    OCTOBER 3,   SEPTEMBER 27,
                                           1999           1998            1999          1998
                                        ----------    -------------    ----------   -------------
                                              (IN THOUSANDS)                (IN THOUSANDS)
Theme park revenue ................       246,021        237,917        493,311        463,987
Theme park cash expenses ..........       107,181        106,925        270,045        297,856
                                         --------       --------       --------       --------
Aggregate park EBITDA .............       138,840        130,992        223,266        166,131
Amortization of investment in theme
  park partnerships ...............          --             --             --             (819)
Unallocated net expenses, including
  corporate and other expenses ....        (1,571)        (9,121)        (7,181)       (69,203)
Depreciation and amortization .....       (26,359)       (23,801)       (75,909)       (61,944)
Interest expense ..................       (15,098)       (21,003)       (59,488)       (67,505)
Interest income ...................         3,702          3,878          9,057          6,691
                                         --------       --------       --------       --------
Income (loss) before income taxes .        99,514         81,945         89,745        (26,649)
                                         ========       ========       ========       ========
Theme park revenue ................       246,021        237,917        493,311        463,987
Theme park revenue from parks
  accounted for under the equity
  method ..........................          --             --             --          (10,168)
                                         --------       --------       --------       --------
Consolidated total revenue ........       246,021        237,917        493,311        453,819
                                         ========       ========       ========       ========

7.       SUBSEQUENT EVENTS

         On November 5, 1999, the Company entered into the New Credit Facility and, in connection therewith, SFEC was merged into Premier Operations, another wholly-owned subsidiary of Premier. The New Credit Facility includes a $300 million five-year revolving credit facility, a $300 million five-and-one-half-year multicurrency facility and a $600 million six-year term loan. Borrowings under the revolving credit facility must be repaid in full for thirty consecutive days each year. The multicurrency facility, which permits optional prepayments and refinancings, provides for quarterly reductions in the committed amount of 2.5% of the outstanding amount thereof commencing on December 31, 2001, 5.0% commencing on December 31, 2002, 7.5% commencing on December 31, 2003 and 20.0% commencing on December 31, 2004. The multicurrency facility must be repaid to the extent amounts then outstanding exceed such reduced commitment levels. The term loan facility requires quarterly repayments of 0.25% thereof commencing on December 31, 2001 and 24.25% commencing on December 31, 2004. The principal borrower under the facility is SFTP, and borrowings under the New Credit Facility are guaranteed by Premier, Premier Operations and all of domestic subsidiaries and are secured by substantially all of Premier Operations' assets.

         The New Credit Facility contains restrictive covenants that, among other things, limit the ability of Premier Operations and its subsidiaries to dispose of assets; incur additional indebtedness or liens; repurchase stock; make investments; engage in mergers or consolidations and pay dividends, except that (subject to covenant compliance) dividends will be permitted to allow Premier to meet cash interest obligations with respect to its senior notes, cash dividend payments on its mandatorily convertible preferred stock and its obligations to the limited partners in the Partnership Parks; engage in certain transactions with subsidiaries and affiliates. In addition, the New Credit Facility requires that Premier Operations comply with certain specified financial ratios and tests.

         On November 5, 1999, the Company repaid all amounts outstanding under the Six Flags Credit Facility from a portion of a $892.0 million borrowing made by SFTP under the New Credit Facility. The termination of the Six Flags Credit Facility will result in an extraordinary loss in the fourth quarter of 1999 solely in respect of the debt issuance costs related thereto.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         GENERAL

         Prior to the Acquisition, the Company was a general partner in the limited partnerships that owned the Partnership Parks. For the historical periods prior to the Acquisition, the Company accounted for the Partnership Parks as co-ventures, I.E., their revenues and expenses (excluding partnership depreciation) were included in the Company's consolidated statements of operations and the net amounts distributed to the limited partners were deducted as expenses.

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

         Results of operations for the three-month and nine-month periods ended October 3, 1999 are not indicative of the results expected for the full year. In particular, the Company's theme park operations contribute most of their annual revenue during the period from Memorial Day to Labor Day each year.

         THREE MONTHS ENDED OCTOBER 3, 1999 VS. THREE MONTHS ENDED SEPTEMBER 27, 1998

         Revenue in the third quarter of 1999 totaled $246.0 million compared to $237.9 million for the third quarter of 1998. The $8.1 million (3.4%) increase in 1999 revenue compared to 1998 resulted primarily from the inclusion of the results of the Splashtown Water Park in Houston, Texas acquired in the second quarter of 1999 ("Splashtown") and from a 9.7% increase in attendance at the other parks owned by the Company.

         Operating expenses were $69.2 million in the 1999 quarter ($68.2 million excluding Splashtown) as compared to $69.4 million for 1998. As a percentage of revenues, operating expenses represented 28.1% and 29.2% respectively, in the 1999 and 1998 quarters.

         Selling, general and administrative expenses for the third quarter of 1999 decreased $5.3 million (24.5%) compared to expenses for the third quarter of 1998. The decrease in selling, general and administrative expenses in the 1999 period resulted from continued reduced advertising expense in 1999 as compared to the 1998 period and from reduced corporate level expenditures, including staffing, subsequent to the April 1, 1998 acquisition. As a percentage of revenues, these expenses decreased from 9.1% in the 1998 quarter to 6.6% in the 1999 quarter.

         Costs of products sold in the 1999 period decreased $1.8 million compared to expenses for the second quarter of 1998. As a percentage of food, merchandise and other spending, cost of goods sold represented 20.3% in 1999, as compared to 21.6% in 1998.

         Depreciation and amortization expense for the second quarter of 1999 increased $3.6 million compared to the second quarter of 1998, primarily attributable to the Company's ongoing capital program. Interest expense, net decreased $5.7 million compared to the second quarter of 1998, as a result of the retirement of the SFTP Notes on June 30, 1999.

         Income tax expense was $42.4 million for the second quarter of 1999 compared to $35.5 million for the second quarter of 1998. The effective tax rate for the second quarter of 1999 was 42.6% compared to 43.4% for the second quarter of 1998. The Company's quarterly effective tax rate will vary from period-to-period based upon the

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

inherent seasonal nature of the theme park business, as a result of permanent differences associated with goodwill amortization for financial purposes and the non-deductible portion of the amortization for tax purposes.

         NINE MONTHS ENDED OCTOBER 3, 1999 VS. AGGREGATE NINE MONTHS ENDED SEPTEMBER 27, 1998.

The table below sets forth certain financial information with respect to the Company for the nine months ended October 3, 1999 and for the aggregate nine month period ended September 27, 1998 and on a pro forma basis for such period with respect to (i) the transfer of the Company's interest in the Partnership Parks, and (ii) the elimination of deferred compensation expenses arising out of the exercise of stock options in connection with the Acquisition, in each case as if the Acquisition had occurred on December 29, 1997:

                                                                       NINE MONTHS ENDED SEPTEMBER 27, 1998
                                                          ------------------------------------------------------------
                                         POST-ACQUISITION POST-ACQUISITION PRE-ACQUISITION
                                            NINE MONTHS    180-DAY PERIOD   3-DAY PERIOD
                                               ENDED           ENDED           ENDED
                                             OCTOBER 3,     SEPTEMBER 27,    MARCH 31,       PRO FORMA        COMPANY
                                               1999            1998            1998         ADJUSTMENTS      PRO FORMA
                                             ---------       ---------       ---------      -----------      ---------
                                                                           (IN THOUSANDS)
Revenues:
   Theme park admissions ..............      $ 275,356       $ 233,934       $  15,047       $    --         $ 248,981
   Theme park food, merchandise
     and other ........................        217,955         197,046           7,792            --           204,838
                                             ---------       ---------       ---------       ---------       ---------
   Total revenue ......................        493,311         430,980          22,839            --           453,819

Operating costs and expense:
   Operating expenses .................        163,119         135,797          56,307         (10,628)        181,476
   Selling, general and administrative          68,899          50,912          54,711         (35,433)         70,190
   Costs of products sold .............         45,208          44,638           2,193            --            46,831
   Depreciation and amortization ......         75,909          44,315          17,629            --            61,944
                                             ---------       ---------       ---------       ---------       ---------
   Total operating costs and expenses .        353,135         275,662         130,840         (46,061)        360,441

   Income (loss) from operations ......        140,176         155,318        (108,001)         46,061          93,378

Other income (expense):
   Interest expense, net ..............        (50,431)        (38,306)        (22,508)           --           (60,814)
   Equity in operations of theme park
   partnerships .......................           --              --           (13,152)         13,152            --
                                             ---------       ---------       ---------       ---------       ---------
   Total other income (expense) .......        (50,431)        (38,306)        (35,660)         13,152         (60,814)

   Income (loss) before taxes .........         89,745         117,012        (143,661)         59,213          32,564
   Income tax expense (benefit) .......         46,476          53,499            --           (32,077)         21,422
                                             ---------       ---------       ---------       ---------       ---------
Income (loss) before
   extraordinary item .................      $  43,269       $  63,513       $(143,661)      $  91,290       $  11,142
                                             =========       =========       =========       =========       =========

         Revenue in the first nine months of 1999 totaled $493.3 million ($486.5 million excluding Splashtown) compared to $453.8 million pro forma for the first nine months of 1998. The $32.7 million (7.2%) increase in 1999 revenue (excluding Splashtown) compared to pro forma revenue for the 1998 period resulted primarily from an aggregate same park attendance increase of 2.2 million (15.7%) and substantial season pass sales, resulting in increased admission and in-park revenues.

         Operating expenses for the first nine months of 1999 (excluding Splashtown) were $161.2 million, a decrease of $20.3 million compared to pro forma expenses for the first nine months of 1998. The 11.2% decrease compared to pro forma expenses for 1998 resulted primarily from continued operating efficiencies realized at the Six Flags parks subsequent to their acquisition on April 1, 1998. Comparing 1999 actual (excluding Splashtown) to 1998 pro forma as a percentage of revenues, these expenses were 33.1% and 40.0%, respectively.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         Selling, general and administrative expenses for the first nine months of l999 (excluding Splashtown) were $68.1 million, a decrease of $2.1 million compared to pro forma expenses for the first nine months of 1998. The decrease compared to pro forma expenses for 1998 resulted from increased advertising expense offset by a decrease in other selling, general and administrative expenses. The increase in advertising expenditures reflects a return to historical advertising levels of expenditures at the Six Flags parks. The decrease in remaining selling, general and administrative expenses in the 1999 period resulted primarily from reduced corporate level expenditures, including staffing, related to the closing of the former Six Flags corporate office subsequent to the April 1, 1998 acquisition, as well as certain other savings, including insurance. Comparing 1999 actual (excluding Splashtown) to 1998 pro forma as a percentage of revenues, these expenses were 14.0% and 15.5% respectively.

         Costs of products sold in the 1999 period decreased $1.6 million compared to pro forma expenses for the first nine months of 1998. As a percentage of food, merchandise and other spending, cost of products sold represented 20.7% in 1999, as compared to 22.8% in 1998 (pro forma).

         Depreciation and amortization expense for the first nine months of 1999 increased $14.0 million compared to the pro forma amount for the first nine months of 1998. The increase compared to the pro forma 1998 level was attributable to the Company's on-going capital program. Interest expense, net decreased $10.4 million compared to the pro forma interest expense, net for the first nine months of 1998, reflecting reduction in interest expense in the 1999 period arising out of the retirement of the SFTP Notes on June 30, 1999 and interest income earned on investment securities in the first nine months of 1999, which investments were made during the 1998 post-acquisition period.

         Equity in operations of theme park partnerships for the first quarter of 1998 reflected the Company's share of the loss of Six Flags Over Texas and Six Flags Over Georgia. The Company's ownership interests in Six Flags Over Texas and Six Flags Over Georgia were transferred to Premier on April 1, 1998, as part of the Acquisition.

         Income tax expense was $46.5 million for the first nine months of 1999 compared to a $21.4 million expense for the pro forma results for the first nine months of 1998. The Company's effective tax are will vary from period-to-period based upon the inherent seasonal nature of the theme park business, as a result of permanent differences associated with goodwill amortization for financial purposes and the non-deductible portion of the amortization for tax purposes. Prior to the Acquisition, the recoverability of deferred tax assets, including net operating loss carry-forwards, was assessed as not probable. Thus, no income tax benefit was recognized in the first quarter of 1998.

LIQUIDITY, CAPITAL COMMITMENTS AND RESOURCES

         At October 3, 1999, the Company's indebtedness (including $191.0 million carrying value of the pre-existing SFEC notes which will be repaid in full from the proceeds of the SFEC Notes, together with other funds, all of which have been deposited in escrow) aggregated $770.6 million, of which approximately $192.4 million (including $191.0 million carrying value of the pre-existing SFEC Notes) matures prior to October 3, 2000. On November 5, 1999, the Company refinanced all amounts outstanding under the Six Flags Credit Facility (aggregating $409.3 million at October 3, 1999) with a portion of the proceeds of a borrowing under the New Credit Facility. See Notes 4 and 7 to the Company's Consolidated Financial Statements for additional information regarding the Company's indebtedness.

         During the nine months ended October 3, 1999, net cash provided by operating activities was $98.0 million. Net cash used in investing activities in the first nine months of 1999 totaled $155.9 million, consisting primarily of capital expenditures and the purchase of Splashtown. Net cash provided by financing activities in the first nine months of 1999 was $120.3 million, primarily representing capital contributions from Premier, net of the extinguishment of the SFTP Notes (with a carrying value of $318.4 million as of the extinguishment date).

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

         The Company believes that, based on historical and anticipated operating results, cash flows from operations, available cash, available amounts under the New Credit Facility and contributions by Premier will be adequate to meet the Company's future liquidity needs, including anticipated requirements for working capital, capital expenditures and scheduled debt for at least the next several years. The Company may, however, need to refinance all or a portion of its existing debt on or prior to maturity or to seek additional financing.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED

         In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain recognition of all derivatives as either assets or liabilities in the balance sheet and measurement of those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and whether it qualifies as a hedge. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. A subsequent pronouncement, SFAS 137 was issued in July 1999 that delayed the effective date of SFAS No.133 until the fiscal year beginning after June 15, 2000. The Company plans to adopt the provisions of SFAS No.133 in the first quarter of the year ending December 31, 2001. If the provisions of SFAS No. 133 were to be applied as of September 30, 1999, they would not have a material effect on the Company's financial position as of such date, or the results of operations for the three-month and nine-month periods then ended.

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

         The Company has not yet developed a most reasonably likely worst case scenario with respect to Year 2000 issues, but instead has focused its efforts on reducing uncertainties through the review described above. The Company has not developed Year 2000 contingency plans other than as described above, and does not expect to do so unless merited by the results of its continuing review. However, all but one of the Company's parks will not be in operation on January 1, 2000 due to the operating season for the Company's parks being primarily from Memorial Day to Labor Day.

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

         (a)      Exhibits

                  27.1     Financial Data Schedule -- October 3, 1999

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

Date: November 18, 1999