Form 10-K
period 1999-12-31
PREMIER PARKS OPERATIONS INC
filed 2000-03-30
CIK 901508

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 1999

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________ to ____________

                      Commission File Number: 333-46897-01

                          Premier Parks Operations Inc.
                 (formerly Six Flags Entertainment Corporation)
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         Delaware                                           73-6137714
-------------------------------                     -------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

                11501 Northeast Expressway
                  Oklahoma City, Oklahoma                       73131
         ----------------------------------------           --------------
         (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code: (405) 475-2500

Securities registered pursuant to Sec. 12(b) of the Act: NONE

Securities registered pursuant to Sec. 12(g) of the Act: NONE

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      State the aggregate market value of the voting stock held by non-affiliates (assuming, solely for the purposes of this Form, that all the directors of the Registrant are affiliates) of the Registrant:

      None. All of the capital stock of the Company is held by its parent, Premier Parks Inc.

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest most practicable date:

      The number of shares of Common Stock of the Registrant outstanding as of March 1, 2000 was 1,000.

      The Registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with reduced disclosure format.

                                     PART I
ITEM 1. BUSINESS

Introduction

      On November 5, 1999, two wholly-owned subsidiaries of Premier Parks Inc. ("Premier"), Premier Parks Operations Inc. (together with its subsidiaries, "PPO" or the "Company") and Six Flags Entertainment Corporation (together with its subsidiaries, "SFEC" or "Six Flags") merged (the "Merger") with PPO as the surviving corporation. Premier is the largest regional theme park operator in the world and, prior to the Merger, PPO owned or operated 21 parks and Six Flags owned 10 parks.

      The Merger was accounted for as a reorganization of interests under common control in a manner similar to a pooling of interests. All financial and statistical information contained herein at dates or for periods subsequent to April 1, 1998 (the date Premier acquired SFEC) give effect to the Merger as if it had occurred on that date. Financial and statistical information at dates or for periods prior to April 1, 1998 relate only to PPO.

      For the year ended December 31, 1999, the Company's reported total revenue was approximately $927.0 million and its consolidated earnings before interest, taxes, depreciation and amortization and noncash compensation ("EBITDA") was approximately $329.3 million. The 31 parks the Company operated during the 1999 season had attendance of approximately 36.7 million. It now operates 32 regional parks, including 13 of the 50 highest attendance theme parks in North America, the largest paid admission theme park in Mexico and seven theme parks in Europe. The Company's theme parks serve 8 of the 10 largest metropolitan areas in the United States.

      In May 1999, the Company acquired Reino Aventura, a theme park located in Mexico City, and Splashtown, a water park located in Houston.

      In November 1999, the Company acquired Warner Bros. Movie World Germany, a theme park located near Dusseldorf, Germany. At the same time, the Company entered into (i) long-term license agreements with Warner Bros. for exclusive theme park usage in Europe and Latin and South America (including Mexico) of the Looney Tunes, Hanna-Barbera, Cartoon Network and DC Comics characters,(1) which complement the Company's domestic license described below and (ii) a joint venture with Warner Bros. to design, develop and manage a new Warner Bros. Movie World theme park scheduled to open in Madrid, Spain in 2002. See Note 2 to Notes to Consolidated Financial Statements.

      Six Flags has operated regional theme parks under the Six Flags name for nearly forty years. As a result, Six Flags is a nationally-recognized brand name. By virtue of Premier's acquisition of SFEC in 1998, the Company obtained worldwide ownership of the Six Flags brand name, and in the 1998 and 1999 seasons commenced the use of the Six Flags brand name at five parks and is adding the brand to four additional parks for the 2000 season.

      As part of the Six Flags acquisition, the Company obtained the exclusive right for theme-park

----------
1 Looney Tunes, characters, names and all related indicia are trademarks of Warner Bros.(C)2000, a division of Time Warner Entertainment Company, L.P. ("TWE"). Batman and Superman and all related characters, names and indicia are copyrights and trademarks of DC Comics(C)2000, Cartoon Network and logo are trademarks of Cartoon Network(C)2000, Six Flags and all related indicia are federally registered trademarks of Six Flags Theme Parks Inc.(C)2000, a subsidiary of the Company. Fiesta Texas and all related indicia are trademarks of Fiesta Texas, Inc.(C)2000, a subsidiary of the Company.

usage of certain Warner Bros. and DC Comics animated characters throughout the United States (except the Las Vegas metropolitan area) and Canada. These characters include Bugs Bunny, Daffy Duck, Tweety Bird, Yosemite Sam, Batman, Superman and others.

      The Company's 32 parks at December 31, 1999, are located in geographically diverse markets across North America and Europe. Each of the Company's theme parks is individually themed and provides a complete family-oriented entertainment experience. The Company's theme parks generally offer a broad selection of state-of-the-art and traditional thrill rides, water attractions, themed areas, concerts and shows, restaurants, game venues and merchandise outlets.

      Since current management assumed control in 1989, the Company has acquired 31 parks (including its interests in the Six Flags Marine World), and has achieved significant internal growth.

Description of Domestic Parks

      Six Flags America

      Six Flags America, a combination theme and water park located in Largo, Maryland (approximately 15 miles east of Washington, D.C. and 30 miles southwest of Baltimore, Maryland) is the 37th largest theme park in North America.(2) The park's primary market includes Maryland, northern Virginia, Washington, D.C. and parts of Pennsylvania and Delaware. This market provides the park with a permanent resident population base of approximately 6.6 million people within 50 miles and 11.0 million people within 100 miles. Based on a copyrighted 1999 survey of television households within designated market areas ("DMAs") published by A.C. Nielsen Media Research, the Washington, D.C. and Baltimore markets are the number 7 and number 23 DMAs in the United States, respectively.

      The Company owns a site of 515 acres, with 131 acres currently used for park operations. The remaining 384 acres, which are fully zoned for entertainment and recreational uses, provide the Company with ample expansion opportunity, as well as the potential to develop complementary operations.

      Six Flags America's principal competitors are King's Dominion Park, located in Doswell, Virginia (near Richmond); Hershey Park, located in Hershey, Pennsylvania; and Busch Gardens, located in Williamsburg, Virginia. These parks are located approximately 120, 125 and 175 miles, respectively, from Six Flags America.

      Six Flags AstroWorld, Six Flags WaterWorld and Splashtown

      Six Flags AstroWorld, the 34th largest theme park in North America, and the separately gated adjacent Six Flags WaterWorld, the 13th largest water park in the United States, are located in Houston, Texas. The Houston, Texas market provides the parks with a permanent resident population of 4.3 million people within 50 miles and 5.2 million people within 100 miles. The Houston market is the number 11 DMA in the United States.

      In May 1999, the Company acquired Splashtown, a water park located approximately 30 miles from Six Flags AstroWorld. The Company believes it can increase attendance and revenues at all three Houston facilities through joint season pass and other joint ticketing and marketing programs and can increase operating efficiencies at the facilities through shared expenses.

      The Company owns a site of approximately 90 acres used for the theme park, approximately 14

----------
(2) Park rankings are based on 1999 attendance as published in Amusement Business, an industry trade publication.

acres used for Six Flags WaterWorld and approximately 60 acres for Splashtown. Six Flags WaterWorld and Splashtown compete with each other and with Water Works, a nearby water park. Six Flags AstroWorld competes with Sea World of Texas and the Company's Six Flags Fiesta Texas, both located in San Antonio, Texas, approximately 200 miles from the park. In addition, the park competes with Six Flags Over Texas, the Company's park located in Arlington, Texas, approximately 250 miles from the park.

      Six Flags Darien Lake & Camping Resort

      Six Flags Darien Lake, a combination theme and water park, is the largest theme park in the State of New York and the 36th largest theme park in North America. Six Flags Darien Lake is located off Interstate 90 in Darien Center, New York, approximately 30, 40 and 120 miles from Buffalo, Rochester and Syracuse, New York, respectively. The park's primary market includes upstate New York, western and northern Pennsylvania and southern Ontario, Canada. This market provides the park with a permanent resident population base of approximately 2.1 million people within 50 miles of the park and 3.2 million within 100 miles. The Buffalo, Rochester and Syracuse markets are the number 39, number 77 and number 76 DMAs in the United States, respectively.

      The Six Flags Darien Lake property consists of approximately 988 acres, including 144 acres for the theme park, 242 acres of campgrounds and 602 acres of agricultural, undeveloped and water areas. Six Flags Darien Lake also has a 20,000 seat amphitheater. The Company has a long-term arrangement with a national concert promoter to lease and operate the amphitheater.

      Adjacent to the Six Flags Darien Lake theme park are a 164 room hotel and a camping resort, each owned and operated by the Company. The campgrounds include 1,180 developed campsites, including 430 recreational vehicles (RV's) available for daily and weekly rental. The campground is the fifth largest in the United States. In 1999, approximately 330,000 people used the Six Flags Darien Lake hotel and campgrounds. Substantially all of the hotel and camping visitors visit the theme park.

      Six Flags Darien Lake's principal competitor is Wonderland Park located in Toronto, Canada, approximately 125 miles from Six Flags Darien Lake. In addition, Six Flags Darien Lake competes to a lesser degree with three smaller amusement parks located within 50 miles of the park. Six Flags Darien Lake is significantly larger with a more diverse complement of entertainment than any of these three smaller facilities.

      Six Flags Elitch Gardens

      Six Flags Elitch Gardens is a combination theme and water park located on approximately 67 acres in the downtown area of Denver, Colorado, next to Mile High Stadium and the Pepsi Center Arena, and close to Coors Field. Six Flags Elitch Gardens is the 40th largest theme park in North America. The park's primary market includes the greater Denver area, as well as most of central Colorado. This market provides the park with a permanent resident population base of approximately 2.4 million people within 50 miles of the park and approximately 3.3 million people within 100 miles. The Denver area is the number 18 DMA in the United States. Six Flags Elitch Gardens has no significant direct competitors.

      Six Flags Fiesta Texas

      Six Flags Fiesta Texas, the 25th largest theme park in North America, is a combination theme and water park located on approximately 206 acres in San Antonio, Texas. The San Antonio, Texas market provides the park with a permanent resident population of approximately 1.7 million people within 50 miles and approximately 3.0 million people within 100 miles. The San Antonio market is the number 38 DMA in the United States.

      Six Flags Fiesta Texas' principal competitor is Sea World of Texas, also located in San Antonio. In addition, the park competes to a lesser degree with two Company parks: Six Flags AstroWorld, located in Houston, Texas, and Six Flags Over Texas located in Dallas.

      Six Flags Great Adventure and Six Flags Wild Safari Animal Park

      Six Flags Great Adventure, the 10th largest theme park in North America, and the separately gated adjacent Six Flags Wild Safari Animal Park, are located in Jackson, New Jersey, approximately 70 miles south of New York City and 50 miles east of Philadelphia. The Company is adding a separately gated water park to the site for the 2000 season. The New York and Philadelphia markets provide the parks with a permanent resident population of approximately 12.2 million people within 50 miles and approximately 26.4 million people within 100 miles. The New York and Philadelphia markets are the number 1 and number 4 DMAs in the United States, respectively.

      The Company owns a site of approximately 2,200 acres, of which approximately 125 acres are currently used for the theme park operations, and approximately 350 adjacent acres are used for the wildlife safari park, home to over 1,200 exotic animals representing more than 58 species, which can be seen over a four and one-half mile drive. The new water park will be located on approximately 23 acres. Over 1700 acres remain undeveloped. Six Flags Great Adventure's principal competitors are Hershey Park, located in Hershey, Pennsylvania, approximately 150 miles from the park; and Dorney Park, located in Allentown, Pennsylvania, approximately 75 miles from the park.

      Six Flags Great America

      Six Flags Great America, the 18th largest theme park in North America, is located in Gurnee, Illinois, between Chicago, Illinois and Milwaukee, Wisconsin. The Chicago and Milwaukee markets provide the park with a permanent resident population of approximately 7.8 million people within 50 miles and approximately
12.0 million people within 100 miles. The Chicago and Milwaukee markets are the number 3 and number 31 DMAs in the United States, respectively.

      The Company owns a site of approximately 440 acres of which 92 are used for the theme park operations, and approximately 106 usable acres are located in a separate parcel available for expansion and complementary uses. Six Flags Great America currently has no direct theme park competitors in the region, but does compete to some extent with Kings Island, located near Cincinnati, Ohio, approximately 350 miles from the park; Cedar Point, located in Sandusky, Ohio, approximately 340 miles from the park; and Six Flags St. Louis, the Company's park located outside St. Louis, Missouri, approximately 320 miles from the park.

      Six Flags Hurricane Harbor

      Six Flags Hurricane Harbor, the 6th largest water park in the United States, is located in Arlington, Texas, between Dallas and Fort Worth, Texas. The Dallas/Fort Worth market provides the park with a permanent resident population of 4.5 million people within 50 miles and 5.6 million people within 100 miles. The Dallas/Fort Worth market is the number 8 DMA in the United States.

      The Company owns directly approximately 47 acres, of which approximately 18 acres are currently used for Hurricane Harbor and 31 acres remain undeveloped. Six Flags Hurricane Harbor has no direct competitors in the area other than a municipal water park.

      Six Flags Kentucky Kingdom

      Six Flags Kentucky Kingdom is a combination theme and water park, located on approximately 58 acres on and adjacent to the grounds of the Kentucky State Fair in Louisville, Kentucky, of which approximately 38 acres are leased under ground leases with terms (including renewal options) expiring between 2021 and 2049, with the balance owned by the Company. Six Flags Kentucky Kingdom is the 46th largest theme park in North America. The park's primary market includes Louisville and Lexington, Kentucky, Evansville and Indianapolis, Indiana and Nashville, Tennessee. This market provides the park with a permanent resident population of approximately 1.4 million people within 50 miles and approximately
4.6 million people within 100 miles. The Louisville and Lexington markets are the number 50 and number 66 DMAs in the United States.

      Six Flags Kentucky Kingdom's only significant direct competitor is Kings Island, located near Cincinnati, Ohio, approximately 100 miles from the park.

      Six Flags Magic Mountain and Six Flags Hurricane Harbor

      Six Flags Magic Mountain, the 17th largest theme park in North America, and the separately gated adjacent Six Flags Hurricane Harbor, are located in Valencia, California, in the northwest section of Los Angeles County. The Los Angeles, California market provides the parks with a permanent resident population of approximately 9.8 million people within 50 miles and approximately
15.8 million people within 100 miles. The Los Angeles market is the number 2 DMA in the United States.

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

      Six Flags Marine World

      Six Flags Marine World, a theme park which also features marine mammals and exotic land animals, is the 30th largest theme park in North America. Six Flags Marine World is located in Vallejo, California, approximately 30 miles from San Francisco, 20 miles from Oakland and 60 miles from Sacramento. This market provides the park with a permanent resident population base of approximately 5.2 million people within 50 miles and approximately 9.7 million people within 100 miles. The San Francisco/Oakland and Sacramento areas are the number 5 and number 20 DMAs in the United States, respectively.

      The Company manages the operations of Six Flags Marine World under a management agreement entered into in February 1997, pursuant to which the Company is entitled to receive an annual base management fee of $250,000 and up to $250,000 annually in additional fees based on park performance. In addition, in November 1997 the Company exercised at no additional cost an option to lease approximately 55 acres of land at the site on a long-term basis and at nominal rent, entitling the Company to receive, in addition to the management fee, 80% of the cash flow generated by the combined operations of the park after operating expenses and debt service. Finally, the Company has the option to purchase the entire park beginning in February 2002, which it currently expects to exercise at that time.

      Six Flags Marine World is located on approximately 136 acres and offers various rides and other traditional theme park attractions, as well as presentation stadiums, animal habitats and picnic areas, bordering a 55-acre man-made lake. The park provides for the shelter and care for marine mammals, land animals, sharks and rays, birds and reptiles, tropical and cold water fish and marine invertebrates, and butterflies, all featured in a variety of exhibits and participatory attractions.

      Six Flags Marine World's principal competitors are Underwater World at Pier 39 in San Francisco, Great America in Santa Clara and Outer Bay at Monterey Bay Aquarium. These parks are located approximately, 30, 60 and 130 miles from Six Flags Marine World, respectively.

      The Company accounts for its interest in Six Flags Marine World under the equity method of accounting. See Notes 5 and 13 to Notes to Consolidated Financial Statements.

      Six Flags New England

      Six Flags New England (formerly Riverside Park) is a combination theme and water park, located off Interstate 91 near Springfield, Massachusetts, approximately 95 miles west of Boston. Six Flags New England is the 40th largest theme park in North America with a primary market that includes Springfield and western Massachusetts, Hartford and western Connecticut, as well as portions of eastern Massachusetts (including Boston) and eastern New York. This market provides the park with a permanent resident population base of approximately 3.1 million people within 50 miles and 14.7 million people within 100 miles. Springfield, Hartford/New Haven and Boston are the number 105, number 27 and number 6 DMAs in the United States. Six Flags New England is comprised of approximately 230 acres, with 90 acres currently used for park operations, 12 acres for a picnic grove and approximately 128 undeveloped acres.

      Six Flags New England's only significant competitor is Lake Compounce located in Bristol, Connecticut, approximately 50 miles from Six Flags New England. To a lesser extent, Six Flags New England competes with The Great Escape, the Company's park located in Lake George, New York, approximately 150 miles from Six Flags New England.

      Six Flags Ohio

      Six Flags Ohio (formerly Geauga Lake), a combination theme and water park, is the 49th largest theme park in North America. Six Flags Ohio is located in Aurora, Ohio, 20 miles southeast of Cleveland and approximately 30, 60 and 120 miles, respectively, from Akron and Youngstown, Ohio and Pittsburgh, Pennsylvania. This market provides the park with a permanent resident population base of approximately 4.0 million people within 50 miles of the park and approximately 7.2 million within 100 miles. The Cleveland/Akron, Youngstown and Pittsburgh markets are the number 13, number 99 and number 19 DMAs in the United States, respectively.

      Adjacent to Six Flags Ohio are a 145 room hotel and a camping resort, each owned and operated by the Company. The campgrounds include 300 developed campsites, including 12 recreational vehicles (RV's) available for daily and weekly rental. In 1999, approximately 62,000 people used the Six Flags Ohio hotel and campgrounds.

      The 263-acre property on which Six Flags Ohio is situated includes a 50-acre spring-fed lake. The theme park itself presently occupies approximately 45 acres. There are approximately 121 acres of undeveloped land (of which approximately 40 acres have the potential for further development).

      Six Flags Ohio's principal competitors are Cedar Point in Sandusky, Ohio and Kennywood in Pittsburgh, Pennsylvania. These parks are located approximately 90 miles and 120 miles, respectively, from the park. There are also three small water parks within a 50-mile radius of Six Flags Ohio, and Sea World of Ohio, a marine park, is located on the other side of the on-site lake. While Sea World does, to some extent, compete with Six Flags Ohio, it is a complementary attraction, and many patrons visit both facilities. In that regard, the Company and Sea World conduct joint marketing programs in outer market areas, involving joint television advertising of combination passes. In addition, combination tickets are sold at each park.

      Six Flags St. Louis

      Six Flags St. Louis, the 32nd largest theme park in North America, is a combination theme and water park located in Eureka, Missouri, about 35 miles west of St. Louis, Missouri. The St. Louis market provides the park with a permanent resident population of approximately 2.6 million people within 50 miles and approximately 3.7 million people within 100 miles. The St. Louis market is the number 21 DMA in the United States.

      The Company owns a site of approximately 497 acres of which approximately 132 are used for park operations. Six Flags St. Louis competes with Kings Island, located near Cincinnati, Ohio, approximately 350 miles from the park; Worlds of Fun in Kansas City, Missouri, located approximately 250 miles from the park; Cedar Point, located in Sandusky, Ohio, approximately 515 miles from the park; Silver Dollar City, located in Branson, Missouri, approximately 250 miles from the park; and Six Flags Great America, the Company's park located near Chicago, Illinois, approximately 320 miles from the park.

      Frontier City

      Frontier City is a western theme park located along Interstate 35 in northeast Oklahoma City, Oklahoma, approximately 100 miles from Tulsa. The park's market includes nearly all of Oklahoma and certain parts of Texas and Kansas, with its primary market in Oklahoma City and Tulsa. This market provides the park with a permanent resident population base of approximately 1.1 million people within 50 miles of the park and 2.1 million people within 100 miles. The Oklahoma City and Tulsa markets are the number 43 and number 58 DMAs in the United States, respectively

      The Company owns a site of approximately 95 acres, with 60 acres currently used for park operations. Frontier City's only significant competitor is the Company's Six Flags Over Texas, located in Arlington, Texas, approximately 225 miles from Frontier City.

      The Great Escape

      The Great Escape, which opened in 1954, is a combination theme and water park located off Interstate 87 in the Lake George, New York resort area, 180 miles north of New York City and 40 miles north of Albany. The park's primary market includes the Lake George tourist population and the upstate New York and western New England resident population. This market provides the park with a permanent resident population base of approximately 870,000 people within 50 miles of the park and 2.9 million people within 100 miles. According to information released by local governmental agencies, approximately 8.8 million tourists visited the Lake George area in 1998. The Albany market is the number 55 DMA in the United States.

      The Great Escape is located on a site of approximately 368 acres, with 143 acres currently used for park operations. Approximately 43 of the undeveloped acres are suitable for park expansion. The Great Escape's only significant direct competitor is Six Flags New England, the Company's park located in Springfield, Massachusetts, approximately 150 miles from The Great Escape. In addition, there is a smaller water park located in Lake George.

      Waterworld Parks

      The Waterworld Parks consist of two water parks (Waterworld USA/Concord and Waterworld USA/Sacramento).

      Waterworld USA/Concord is located in Concord, California, in the East Bay area of San Francisco. The park's primary market includes nearly all of the San Francisco Bay area. This market provides the park with a permanent resident population base of approximately 6.4 million people within 50 miles of the park and 9.8 million people within 100 miles. The San Francisco Bay market is the number 5 DMA in the United States.

      Waterworld USA/Sacramento is located on the grounds of the California State Fair in Sacramento, California. The facility's primary market includes Sacramento and the immediate surrounding area. This market provides the park with a permanent resident population base of approximately 2.7 million people within 50 miles of the park and 9.8 million people within 100 miles. The Sacramento market is the number 20 DMA in the United States.

      Both facilities are leased under long-term ground leases. The Concord site includes approximately 21 acres. The Sacramento facility is located on approximately 14 acres, all of which is used for the park. Concord's only significant direct competitor is Raging Waters located in San Jose, approximately 50 miles from that facility. Sacramento's only significant competitor is Sunsplash located in northeast Sacramento, approximately 20 miles from that facility.

      White Water Bay

      White Water Bay is a tropical themed water park situated on approximately 22 acres located along Interstate 40 in southwest Oklahoma City, Oklahoma. The park's primary market includes the greater Oklahoma City metropolitan area. Oklahoma City is the number 43 DMA in the United States. This market provides the park with a permanent resident population base of approximately 1.1 million people within 50 miles of the park and 2.1 million people within 100 miles.

      Wyandot Lake

      Wyandot Lake, a water park that also offers "dry" rides, is located just outside of Columbus, Ohio, adjacent to the Columbus Zoo on property subleased from the Columbus Zoo. The park's primary market includes the Columbus metropolitan area and other central Ohio towns. This market provides the park with a permanent resident population base of approximately 2.0 million people within 50 miles of the park and approximately 6.4 million people within 100 miles. The Columbus market is the number 34 DMA in the United States. The park is the 14th largest water park in the United States.

      The Company leases from the Columbus Zoo the land, the buildings and several rides which existed on the property at the time the lease was entered into in 1983. The current lease expires in 2000, but the Company expects to exercise the first of its two five-year renewal options. The land leased by Wyandot Lake consists of approximately 18 acres. The park shares parking facilities with the Columbus Zoo.

      Wyandot Lake's direct competitors are Kings Island, located near Cincinnati, Ohio, and Cedar Point, located in Sandusky, Ohio. Each of these parks is located approximately 100 miles from Wyandot Lake. Although the Columbus Zoo is located adjacent to the park, it is a complementary attraction, with many patrons visiting both facilities.

Description of International Parks

      Six Flags Mexico

      In May 1999, the Company acquired Reino Aventura, the largest paid admission theme park in Mexico. The park is being rebranded as Six Flags Mexico for the 2000 season in connection with the introduction of the Looney Tunes and other Warner Bros. licensed characters and a substantial capital expansion. The park first opened in 1982 and is located on approximately 107 acres in Mexico City, which are leased on a long-term basis from the Federal District of Mexico. More than 22 million people live within 50 miles of Six Flags Mexico. Six Flags Mexico's principal competitors are Chapultepec and Divertido, both amusement parks located in Mexico City.

      Warner Bros. Movie World

      In November 1999, the Company acquired Warner Bros. Movie World Germany, a "Hollywood" themed park located near Dusseldorf Germany. The park offers over thirty rides, shows and attractions and also contains four studios for film and television productions. The park is located on approximately 148 acres of land, most of which is leased on a long-term basis with the balance owned. The Company estimates that approximately 26 million people live within a 150 mile radius of the park. The park's principal competitor is Phantasialand Park, located approximately 50 miles from the park.

      The Company has also entered into a joint venture with Warner Bros. to design, develop and manage a new Warner Bros. Movie World park scheduled to open in Madrid, Spain in 2002.

      Walibi Parks

      The Company owns approximately 98.6% of the shares of capital stock of Walibi, S.A., and expects to acquire in 2000 all remaining shares not currently owned. Walibi's six parks had combined 1999 attendance of approximately 3.8 million.

      The Walibi parks consist of Bellewaerde, Walibi Aquitaine, Walibi Flevo, Walibi Rhone-Alpes, Walibi Schtroumpf and Walibi Wavre. Walibi Flevo, located outside Amsterdam, is being rebranded as Six Flags Holland and the Warner Bros./Looney Tunes characters are being introduced at that park for the 2000 season. The Walibi parks' primary markets include Belgium, The Netherlands, southwestern France, eastern France and northern France. These markets provide the Walibi parks with a permanent resident population of 23.0 million people within 50 miles and 54.5 million people within 100 miles.

      The Walibi parks' most significant competitors are Disneyland Paris, located in France, Meli Park and Bobbeejaanland, each located in Belgium, de Efteling, located in The Netherlands, and Parc Asterix, located in France.

      For additional financial and other information concerning the Company's international operations, see Note 15 to Notes to Consolidated Financial Statements.

Marketing and Promotion

      The Company attracts visitors through locally oriented multi-media marketing and promotional programs for each of its parks. These programs are tailored to address the different characteristics of their respective markets and to maximize the impact of specific park attractions and product introductions. All marketing and promotional programs are updated or completely revamped each year to address new developments. Marketing programs are supervised by Premier's Senior Vice President for Marketing, with the assistance of Premier's senior management and in-house marketing staff, as well as its national advertising agency.

      The Company also develops partnership relationships with well-known national and regional consumer goods companies and retailers to supplement its advertising efforts and to provide attendance incentives in the form of discounts and/or premiums. The Company has also arranged for popular local radio and television programs to be filmed or broadcast live from its parks.

      Group sales and pre-sold tickets provide the Company with a consistent and stable base of attendance. Each park has a group sales and pre-sold ticket manager and a well-trained sales staff dedicated to selling multiple group sales and pre-sold ticket programs through a variety of methods, including direct mail, telemarketing and personal sales calls.

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

Licenses

      Premier and its subsidiaries, including the Company, have the exclusive right on a long-term basis to theme park usage of the Warner Bros. and DC comics animated characters throughout the world except for Asia, Australia, Africa and the Las Vegas metropolitan area. In addition, the Cartoon Network and Hanna-Barbera characters are available for use by the Company at theme parks throughout Europe and Latin and South America. The Company believes that the use of the Warner Bros. characters adds a new dimension of family entertainment, helps drive attendance, lengthens visitors' stay in the parks and increases in-park spending. The Company believes the licensed characters are well known in its non-U.S. markets.

Park Operations

      The Company currently operates in geographically diverse markets in the United States, Europe and Mexico. Each of the Company's parks is operated to the extent practicable as a separate operating division of the Premier in order to maximize local marketing opportunities and to provide flexibility in meeting local needs. Each park is managed by a general manager who reports to one of Premier's three Executive Vice Presidents (each of whom reports to the Chief Operating Officer) and is responsible for all operations and management of the individual park. Local advertising, ticket sales, community relations and hiring and training of personnel are the responsibility of individual park management in coordination with corporate support teams.

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

      The Company's parks are generally open daily from Memorial Day through Labor Day. In addition, most of the Company's parks are open during weekends prior to and following their daily seasons, primarily as a site for theme events (such as Hallowscream, Fright Fest and Oktoberfest). Certain of the parks have longer operating seasons. Typically, the parks charge a basic daily admission price, which allows unlimited use of all rides and attractions, although in certain cases special rides and attractions require the payment of an additional fee.

Capital Improvements

      The Company regularly makes capital investments in the implementation of new rides and attractions at its parks. The Company purchases both new and used rides. In addition, the Company rotates rides among its parks to provide fresh attractions. The Company believes that the introduction of new rides is an important factor in promoting each of the parks in order to achieve market penetration and encourage longer visits, which lead to increased attendance and in-park spending. In addition, the Company generally adds theming to acquired parks and enhances the theming and landscaping of its existing parks in order to provide a complete family oriented entertainment experience. Capital expenditures are planned on a seasonal basis with most expenditures made during the off-season. Expenditures for materials and services associated with maintaining assets, such as painting and inspecting rides are expensed as incurred and therefore are not included in capital expenditures.

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

Maintenance and Inspection

      The Company's rides are inspected daily by maintenance personnel during the operating season. These inspections include safety checks as well as regular maintenance and are made through both visual inspection of the ride and test operation. Senior management of Premier and the individual parks evaluate the risk aspects of each park's operation. Potential risks to employees and staff as well as to the public are evaluated. Contingency plans for potential emergency situations have been developed for each facility. During the off-season, maintenance personnel examine the rides and repair, refurbish and rebuild them where necessary. This process includes x-raying and magnafluxing (a further examination for minute cracks and defects) steel portions of certain rides at high-stress points. At March 1, 2000, the Company had approximately 1,100 full-time employees who devote substantially all of their time to maintaining the parks and their rides and attractions.

      In addition to the Company's maintenance and inspection procedures, the Company's liability insurance carrier performs a periodic inspection of each park and all attractions and related maintenance procedures. The result of insurance inspections are written evaluation and inspection reports, as well as written suggestions on various aspects of park operations. Governmental inspectors in certain jurisdictions also conduct annual ride inspections before the beginning of each season. Other portions of each park are also subject to inspections by local fire marshals and health and building department officials. Furthermore, the Company uses Ellis & Associates as water safety consultants at its parks in order to train life guards and audit safety procedures.

Insurance

      The Company maintains insurance of the type and in amounts that it believes are commercially reasonable and that are available to businesses in its industry. The Company maintains multi-layered general liability policies that provide for excess liability coverage of up to $100.0 million per occurrence. With respect to liability claims arising out of occurrences on and after July 1, 1998, there is no self-insured retention by the Company. In addition, with respect to claims arising out of occurrences prior to July 1, 1998 at the parks purchased in the Six Flags acquisition, there is no self-insured retention. The self-insurance portion of claims arising out of occurrences prior to that date at the Company's other U.S. parks is $50,000. The Company also maintains fire and extended coverage, workers' compensation, business interruption and other forms of insurance typical to businesses in its industry. The fire and extended coverage policies insure the Company's real and personal properties (other than land) against physical damage resulting from a variety of hazards.

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

Seasonality

      The operations of the Company are highly seasonal, with more than 90% of park attendance in 1999 occurring in the second and third calendar quarters and the most active period falling between Memorial Day and Labor Day. The great majority of the Company's revenues are collected in the second and third quarters of each year.

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

      In addition, portions of the undeveloped areas at some parks are classified as wetlands. Accordingly, the Company may need to obtain governmental permits and other approvals prior to conducting development activities that affect these areas, and future development may be limited in some or all of these areas.

Employees

      At March 1, 2000, the Company employed approximately 3,700 full-time employees, and the Company employed over 34,000 seasonal employees during the 1999 operating season. In this regard, the Company competes with other local employers for qualified student and other candidates on a season-by-season basis. As part of the seasonal employment program, the Company employs a significant number of teenagers, which subjects the Company to child labor laws.

      Approximately 8.3% of the Company's full-time and approximately 4.9% of its seasonal employees are subject to labor agreements with local chapters of national unions. These labor agreements expire in December 2002 (Six Flags Great Adventure) and January 2003 (Six Flags St. Louis). The Company has not experienced any strikes or work stoppages by its employees, and the Company considers its employee relations to be good.

ITEM 2. PROPERTIES

Set forth below is a brief description of the Company's material real estate at March 1, 2000:

Six Flags America, Largo, Maryland -- 515 acres (fee ownership)
Six Flags AstroWorld, Houston, Texas -- 90 acres (fee ownership)
Six Flags Darien Lake, Darien Center, New York -- 988 acres (fee ownership)
Six Flags Elitch Gardens, Denver, Colorado -- 67 acres (fee ownership)
Six Flags Fiesta Texas, San Antonio, Texas -- 206 acres (fee ownership)
Six Flags Great Adventure & Wild Safari, Jackson, New Jersey -- 2,200 acres
 (fee ownership)
Six Flags Great America, Gurnee, Illinois -- 440 acres (fee ownership)
Six Flags Holland, Biddinghuizen, The Netherlands -- 395 acres (fee ownership and leasehold interest) (1)
Six Flags Hurricane Harbor, Arlington, Texas -- 47 acres (fee ownership)
Six Flags Hurricane Harbor, Valencia, California -- 12 acres (fee ownership) Six Flags Kentucky Kingdom, Louisville, Kentucky -- 58 acres (fee ownership and leasehold interest) (2)
Six Flags Magic Mountain, Valencia, California -- 248 acres (fee ownership)
Six Flags Marine World, Vallejo, California -- 136 acres (long-term leasehold interest at nominal rent)
Six Flags Mexico, Mexico City, Mexico -- 107 acres (leasehold interest) (3)
Six Flags New England, Agawam, Massachusetts -- 230 acres (fee ownership)
Six Flags Ohio, Aurora, Ohio -- 263 acres (fee ownership)
Six Flags St. Louis, Eureka, Missouri -- 497 acres (fee ownership)
Six Flags WaterWorld, Houston, Texas -- 14 acres (fee ownership)
Bellewaerde, Ieper, Belgium -- 133 acres (fee ownership)
Frontier City, Oklahoma City, Oklahoma -- 95 acres (fee ownership)
The Great Escape, Lake George, New York -- 368 acres (fee ownership) Splashtown, Spring, Texas -- 60 acres (fee ownership)
Walibi Aquitaine, Roquefort, France -- 74 acres (fee ownership)
Walibi Rhone-Alpes, Les Avenieres, France -- 86 acres (fee ownership)
Walibi Schtroumpf, Metz, France -- 375 acres (fee ownership)
Walibi Wavre and Aqualibi, Brussels, Belgium -- 120 acres (fee ownership) Warner Bros. Movie World Germany, Bottrop, Germany -- 148 acres (fee ownership and leasehold interest) (4)
Waterworld/Concord, Concord, California -- 21 acres (leasehold interest) (5) Waterworld/Sacramento, Sacramento, California -- 14 acres (leasehold interest) (6)
White Water Bay, Oklahoma City, Oklahoma -- 22 acres (fee ownership)
Wyandot Lake, Columbus, Ohio -- 18 acres (leasehold interest)(7)

----------
(1) A substantial portion of the land is leased from a governmental agency with a term expiring in 2018. An undeveloped portion of the land is also leased on a year-to-year basis. The balance is owned.
(2) Approximately 38 acres are leased under ground leases with terms (including renewal options) expiring between 2021 and 2049, with the balance owned by the Company.
(3) The site is leased from the Federal District of Mexico City. The lease expires in 2017.
(4) Approximately 7% of the site is owned. The balance is leased from multiple landlords with lease terms in most cases ranging between 60 and 99 years.
(5) The site is leased from the City of Concord. The lease expires in 2025 and the Company has five five-year renewal options.
(6) The site is leased from the California Exposition and State Fair. The lease expires in 2015 and, subject to the satisfaction of certain conditions, may be renewed by the Company for an additional ten-year term.
(7) The site is subleased from the Columbus Zoo. The lease expires in 2000 and the Company has two five-year renewal options, the first of which will be exercised in 2000. Acreage for this site does not include approximately 30 acres of parking which is shared with the Columbus Zoo.

      The Company has granted to its lenders under its $1.2 billion credit agreement a mortgage on substantially all of its United States properties.

      The Company considers its properties to be well-maintained, in good condition and adequate for their present uses and business requirements.

ITEM 3. LEGAL PROCEEDINGS

      The nature of the industry in which the Company operates tends to expose it to claims by visitors for injuries. Historically, the great majority of these claims have been minor. While the Company believes that it is adequately insured against the claims currently pending against it and any potential liability, if the Company becomes subject to damages that cannot by law be insured against, such as punitive damages, there may be a material adverse effect on its operations.

      In June 1997, a slide collapsed at the Company's Waterworld park in Concord, California, resulting in one fatality and the park's closure for twelve days. A series of lawsuits arising out of the incident have been consolidated in California Superior Court under the name Ghilotti et al. v. Waterworld USA et al. The Company has funded its $50,000 self-insurance retention limit in respect of the incident under its then liability insurance policy and, although there can be no assurances, does not expect to pay any additional amounts in connection with this litigation.

      In December 1998, a final judgment of $197.3 million in compensatory damages was entered against SFEC, Six Flags Theme Parks Inc., Six Flags Over Georgia, Inc. and TWE, and a final judgment of $245.0 million in punitive damages was entered against TWE and of $12.0 million in punitive damages was entered against the referenced Six Flags entities. The judgments are now the subject of appeal, which has been briefed and argued before the Georgia Court of Appeals. The judgments arose out of a case entitled Six Flags Over Georgia, LLC et al. v. Time Warner Entertainment Company, L.P. et al. based on, among other things, certain disputed partnership affairs prior to the Company's acquisition of Six Flags at Six Flags Over Georgia, including alleged breaches of fiduciary duty.

      The sellers in the Six Flags acquisition, including Time Warner, have agreed to indemnify the Company from any and all liabilities arising out of this litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
        RELATED STOCKHOLDER MATTERS

      All of the Company's Common Stock is owned by Premier, and during the three years ended December 31, 1999, there has been no public market for the Common Stock.

      The Company paid no cash dividends during the three years ended December 31, 1999. The indentures relating to the Company's notes and the Company's bank indebtedness limit the payment of cash dividends to Premier. See Note 7 to Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

      The Company's revenue is derived from the sale of tickets for entrance to its parks (approximately 54.0%, 53.5% and 48.8%, in 1999, 1998 and 1997,
respectively) and the sale of food, merchandise, games and attractions inside its parks, as well as sponsorship and other income (approximately 46.0%, 46.5% and 51.2%, in 1999, 1998 and 1997, respectively). The Company's principal costs of operations include salaries and wages, employee benefits, advertising, outside services, maintenance, utilities and insurance. The Company's expenses are relatively fixed. Costs for full-time employees, maintenance, utilities, advertising and insurance do not vary significantly with attendance, thereby providing the Company with a significant degree of operating leverage as attendance increases and fixed costs per visitor decrease.

      Historical results of operations for 1999 include the results of operations of SFEC for the entire year, of Six Flags Mexico and Splashtown only from the dates of their respective acquisitions in May 1999 and of Warner Bros. Movie World Germany only from its acquisition in November 1999 (following its 1999 operating season). Results of Walibi and Six Flags are included in 1998 results only from the dates of their respective acquisitions (March 26, 1998, in the case of Walibi, and April 1, 1998, in the case of Six Flags). Historical results for 1997 reflect the results of Six Flags New England (formerly Riverside Park) only from its acquisition date (February 5, 1997), and Six Flags Kentucky Kingdom (formerly Kentucky Kingdom) only from its acquisition date (November 7, 1997) and do not include the results of Walibi or Six Flags for that year. In addition, 1998 and 1999 historical results include in the Company's equity in earnings the Company's share of the revenues of Six Flags Marine World (formerly Marine World) under the applicable lease and related documents. Those results are not included in the 1997 period.

      The Company believes that significant opportunities exist to acquire additional theme parks. In addition, the Company intends to continue its on-going expansion of the rides and attractions and overall improvement of its parks to maintain and enhance their appeal. Management believes this strategy has contributed to increased attendance, lengths of stay and in-park spending and, therefore, profitability.

Results of Operations

Years Ended December 31, 1999 and 1998

      The table below sets forth certain historical financial information with respect to the Company for the years ended December 31, 1999 (which includes Six Flags for the entire year) and 1998 and with respect to Six Flags and Walibi for the three months ended March 31, 1998 (representing the pre-acquisition portion of the 1998 year).

                                                                               Year Ended December 31, 1998
                                                    --------------------------------------------------------------------------------
                                                                               Historical    Historical
                                                                                Six Flags    Walibi for
                                                                               for Period      Period
                                                                                Prior to      Prior to         Pro
                                                   Year Ended     Historical    April 1,      March 26,       Forma        Company
                                               December 31, 1999   Company       1998(1)       1998(2)     Adjustments    Pro Forma
                                                    ---------     ---------     ---------     ---------     ---------     ---------
                                                                               (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
                                                                                     (In thousands)
Revenue:
   Theme park admissions .......................    $ 500,417     $ 423,461     $  15,047     $     883     $      --     $ 439,391
   Theme park food,
     Merchandise and other .....................      426,567       368,338         7,792           624            --       376,754
                                                    ---------     ---------     ---------     ---------     ---------     ---------
     Total revenue .............................      926,984       791,799        22,839         1,507            --       816,145
                                                    ---------     ---------     ---------     ---------     ---------     ---------

Operating costs and expenses:
   Operating expenses ..........................      353,728       297,266        45,679         4,626            --       347,571
   Selling, general and
     administrative ............................      153,249       117,634        19,278         3,407            --       140,319
   Noncash compensation ........................           --           675            --            --            --           675
   Costs of products sold ......................       90,699        81,563         2,193           248            --        84,004
   Depreciation and amortization ...............      153,675       109,676        17,629         3,214         6,440(3)    136,959
                                                    ---------     ---------     ---------     ---------     ---------     ---------
   Total operating costs
     and expenses ..............................      751,351       606,814        84,779        11,495         6,440       709,528
                                                    ---------     ---------     ---------     ---------     ---------     ---------

     Income (loss) from operations .............      175,633       184,985       (61,940)       (9,988)       (6,440)      106,617
                                                    ---------     ---------     ---------     ---------     ---------     ---------

Other income (expense):
   Interest expense, net .......................     (102,532)      (95,410)      (22,508)         (889)       (3,580)(4)  (122,387)
   Equity in operations
     of theme parks ............................        7,075         3,052            --            --            --         3,052
   Other income (expense), including
     minority interest .........................       (3,551)       (1,983)           --            (1)           --        (1,984)
                                                    ---------     ---------     ---------     ---------     ---------     ---------
   Total other income (expense) ................      (99,008)      (94,341)      (22,508)         (890)       (3,580)     (121,319)
                                                    ---------     ---------     ---------     ---------     ---------     ---------
Income (loss) before income taxes
   and extraordinary loss ......................       76,625        90,644       (84,448)      (10,878)      (10,020)      (14,702)
Income tax expense (benefit) ...................       44,263        46,634            --            --       (38,541)(5)     8,093
                                                    ---------     ---------     ---------     ---------     ---------     ---------
Income (loss) before extraordinary
loss ...........................................    $  32,362     $  44,010     $ (84,448)    $ (10,878)    $  28,521     $ (22,795)
                                                    =========     =========     =========     =========     =========     =========

EBITDA(6) ......................................    $ 329,308     $ 294,661     $ (44,311)    $  (6,774)    $      --     $ 243,576
                                                    =========     =========     =========     =========     =========     =========

---------------

(1) Includes results of Six Flags for the period prior to April 1, 1998, the acquisition date, adjusted to eliminate (i) results of the Six Flags Over Texas and Six Flags Over Georgia (the "Partnership Parks") and (ii) the expense associated with certain one-time option payments resulting from the purchase. The Partnership Parks were transferred to Premier on the acquisition date.

(2) Includes results of Walibi for the period prior to March 26, 1998, the acquisition date.

(3) Includes adjustments to eliminate the historical depreciation and amortization for Six Flags and Walibi and the inclusion of estimated pro forma depreciation and amortization for the three months ended March 31, 1998.

(4) Includes adjustments to reflect additional interest expense associated with SFEC Notes, the Premier Credit Facility and the Six Flags Credit Facility net of (a) the elimination of the historical interest expense associated with the Company and Six Flags credit facilities outstanding prior to April 1, 1998 and the long term debt of Walibi and (b) the amortization of the fair market value adjustments on the SFTP Senior Subordinated Notes and the SFEC Zero Coupon Notes recorded in connection with the acquisition of Six Flags. Issuance costs associated with the borrowings are being amortized over their respective periods.

(5) Includes adjustments to reflect the application of income taxes to the pro forma adjustments and to the pre-acquisition operations of Six Flags and Walibi, after consideration of permanent differences, at a rate of 38%.

(6) EBITDA is defined as earnings before interest expense, net, income tax expense (benefit), noncash compensation, depreciation and amortization and other expenses, including minority interest. The Company has included information concerning EBITDA because it is a component of the Company's debt covenant ratios and is also used by certain investors as a measure of a company's ability to service and/or incur debt. EBITDA is not required by generally accepted accounting principles ("GAAP") and should not be considered in isolation or as an alternative to net income, net cash provided by operating, investing and financing activities or other financial data prepared in accordance with GAAP or as an indicator of the Company's operating performance. This information should be read in conjunction with the Statements of Cash Flows contained in the Consolidated Financial Statements.

      -------------------

      Revenue. Revenue in 1999 totaled $927.0 million ($903.2 million without giving effect to the three parks acquired in that year (the "Acquired Parks")), compared to $791.8 million (actual) and $816.1 million (pro forma) for 1998. The $87.1 million (10.7%) increase in 1999 revenue (excluding the Acquired Parks) compared to pro forma revenue for 1998 resulted primarily from an aggregate same park attendance increase of 3.8 million (12.9%) resulting in increased admission and in-park revenues and from increased in-park spending per capita at a number of parks, especially the parks re-branded as Six Flags parks for the year.

      Operating expenses. Operating expenses for 1999 increased $56.5 million ($46.4 million excluding the Acquired Parks) compared to actual expenses for 1998 and increased $6.2 million (but decreased $3.9 million excluding the Acquired Parks) compared to pro forma expenses for 1998. The decrease (excluding the Acquired Parks) compared to pro forma expenses for 1998 resulted primarily from operating efficiencies realized at the Six Flags parks subsequent to their acquisition on April 1, 1998. Comparing 1999 actual (excluding the Acquired Parks) to 1998 pro forma as a percentage of revenues, these expenses were 38.0% and 42.5%, respectively.

      Selling, General and Administrative. Selling, general and administrative expenses (excluding noncash compensation) for 1999 increased $35.6 million and $12.9 million, respectively, compared to the actual and pro forma expenses for 1998. Selling, general and administrative expenses for the Acquired Parks were $4.1 million for 1999. Advertising expenditures for 1999 increased by $23.3 million over the pro forma expense for 1998 reflecting a return to historical advertising levels of expenditures at the Six Flags parks and additional expenditures in support of the 1999 transition of four original Premier parks to the Six Flags brand. Remaining selling, general and administrative expenses in 1999 decreased by $14.5 million compared to 1998 pro forma levels primarily as a result of reduced corporate level expenditures, including staffing, related to the closing of the former Six Flags corporate office subsequent to the April 1, 1998 acquisition, as well as certain other savings, including insurance. Comparing 1999 actual (excluding the Acquired Parks) to 1998 pro forma as a percentage of revenues, selling, general and administrative expenses (excluding noncash compensation) were 16.5% and 17.2% respectively.

      Costs of Products Sold. Costs of products sold in 1999 increased $9.1 million ($6.7 million excluding the Acquired Parks) and $6.7 million ($4.4 million excluding the Acquired Parks), respectively, compared to actual and pro forma expenses for 1998. As a percentage of theme park food, merchandise and other revenues, cost of products sold were 21.2% in 1999 (excluding the Acquired Parks) compared to 22.3% pro forma in 1998.

      Depreciation and amortization and interest expenses. Depreciation and amortization expense for 1999 increased $44.0 million and $16.7 million, respectively, compared to the actual and pro forma amounts for 1998. The increase compared to the pro forma 1998 level was attributable to the Company's on-going capital program at the previously owned parks and from the additional depreciation and amortization expense associated with the Acquired Parks. Interest expense, net increased $7.1 million compared to the actual interest expense, net for 1998 and decreased $19.9 million compared to the pro forma interest expense, net for that year. The decrease compared to pro forma interest expense, net for 1998 resulted from the repayment of certain indebtedness of the Company with the proceeds of a capital contribution by Premier. See Note 7 to Notes to Consolidated Financial Statements.

      Equity in operations of theme parks. Equity in operations of theme parks reflects the Company's share of the income or loss of Six Flags Marine World and its management. The Company became entitled to a share of the cash flows from the lease and management of Six Flags Marine World in 1998. The $4.0 million increase in the equity in operations of theme park partnerships compared to the 1998 was attributable to improved performance at that park. See Notes 2, 5 and 13 to Notes to Consolidated Financial Statements.

      Income tax expense. Income tax expense was $44.3 million for 1999 compared to a $46.6 million expense and a $8.1 million expense for the actual and pro forma results, respectively, for 1998. The effective tax rate for 1999 was effected by permanent differences associated with goodwill amortization for financial purposes being higher than the amount of amortization that is deductible for tax purposes. The Company's quarterly effective income tax rate will vary from period-to-period based upon the inherent seasonal nature of the theme park business.

      At December 31, 1999, the Company estimates that it had approximately $480.6 million of useable net operating losses ("NOLs") carryforwards for Federal income tax purposes. The NOLs are subject to review and potential disallowance by the Internal Revenue Service upon audit of the Federal income tax returns of the Company and its subsidiaries. In addition, the use of such NOLs is subject to limitations on the amount of taxable income that can be offset with such NOLs. Some of such NOLs also are subject to a limitation as to which of the subsidiaries' income such NOLs are permitted to offset. Accordingly, no assurance can be given as to the timing or amount of the availability of such NOLs to the Company and its subsidiaries. See Note 9 to Notes to Consolidated Financial Statements.

Years Ended December 31, 1998 and 1997

         The table below sets forth certain financial information with respect to the Company, Six Flags, Walibi and, for the period prior to its acquisition, Kentucky Kingdom for the year ended December 31, 1997 and with respect to the Company and, for periods prior to their respective acquisitions, Six Flags and Walibi for the year ended December 31, 1998:

                                                    Year Ended December 31, 1998
                                       ------------------------------------------------------
                                                      Historical
                                                      Six Flags     Historical
                                                         for        Walibi for
                                                       Period      Period Prior
                                                       Prior to         to
                                       Historical      April 1,      March 26,     Historical
                                        Company        1998(1)        1998(2)       Combined
                                       ---------      ---------      ---------      ---------
                                                     (Unaudited)    (Unaudited)    (Unaudited)
                                                           (In thousands)

Revenue:
  Theme park admissions ..........     $ 423,461      $  15,047      $     883      $ 439,391
  Theme park food, merchandise
   and other .....................       368,338          7,792            624        376,754
                                       ---------      ---------      ---------      ---------

   Total revenue .................       791,799         22,839          1,507        816,145
                                       ---------      ---------      ---------      ---------

Operating costs and expenses:
  Operating expenses .............       297,266         45,679          4,626        347,571
  Selling, general and
    administrative ...............       117,634         19,278          3,407        140,319
  Noncash compensation ...........           675             --             --            675
  Costs of products sold .........        81,563          2,193            248         84,004
  Depreciation and
    amortization .................       109,676         17,629          3,214        130,519
                                       ---------      ---------      ---------      ---------

   Total operating costs
     and expenses ................       606,814         84,779         11,495        703,088
                                       ---------      ---------      ---------      ---------

Income (loss) from operations ....       184,985        (61,940)        (9,988)       113,057
Equity in operations of theme
  parks ..........................         3,052             --             --          3,052

Other income (expense):
  Interest expense, net ..........       (95,410)       (22,508)          (889)      (118,807)
  Termination fee, net of
    expenses .....................            --             --             --             --
  Other income (expense) .........        (1,983)            --             (1)        (1,984)
                                       ---------      ---------      ---------      ---------

   Total other income
    (expense) ....................       (97,393)       (22,508)          (890)      (120,791)
                                       ---------      ---------      ---------      ---------

  Income (loss) before income
     taxes and extraordinary
      loss .......................        90,644        (84,448)       (10,878)         4,682
  Income tax expense ......... ...        46,634             --             --         46,634
                                       ---------      ---------      ---------      ---------

  Income (loss) before
     extraordinary loss ..........        44,010      $ (84,448)     $ (10,878)     $ (41,952)
                                       =========      =========      =========      =========

  EBITDA(6) ......................     $ 295,336      $ (44,311)     $  (6,774)     $ 244,251
                                       =========      =========      =========      =========



                                                            Year Ended December 31, 1997
                                        ---------------------------------------------------------------------




                                                       Historical                   Historical
                                        Historical        Six        Historical      Kentucky       Historical
                                        Company(3)      Flags(4)       Walibi        Kingdom(5)     Combined
                                        ---------      ---------      ---------      ---------      ---------
                                       (Unaudited)     (Unaudited)   (Unaudited)    (Unaudited)
                                                                   (In thousands)

Revenue:
  Theme park admissions ..........      $  94,611      $ 274,193      $  43,742      $  11,562      $ 424,108
  Theme park food, merchandise
   and other .....................         99,293        235,813         24,101         10,152        369,359
                                        ---------      ---------      ---------      ---------      ---------

   Total revenue .................        193,904        510,006         67,843         21,714        793,467
                                        ---------      ---------      ---------      ---------      ---------

Operating costs and expenses:
  Operating expenses .............         81,356        229,588         31,629          5,705        348,278
  Selling, general and
    administrative ...............         35,422         95,852         10,567          5,194        147,035
  Noncash compensation ...........          1,125             --             --             --          1,125
  Costs of products sold .........         23,025         55,236          6,097          2,684         87,042
  Depreciation and
    amortization .................         19,792         72,386         13,998          2,344        108,520
                                        ---------      ---------      ---------      ---------      ---------

   Total operating costs
     and expenses ................        160,720        453,062         62,291         15,927        692,000
                                        ---------      ---------      ---------      ---------      ---------

Income (loss) from operations ....         33,184         56,944          5,552          5,787        101,467
Equity in operations of theme
  parks ..........................             --             --             --             --             --

Other income (expense):
  Interest expense, net ..........        (17,775)       (84,430)        (3,409)        (3,974)      (109,588)
  Termination fee, net of
    expenses .....................          8,364             --             --             --          8,364
  Other income (expense) .........            (59)         1,147           (289)           293          1,092
                                        ---------      ---------      ---------      ---------      ---------

   Total other income
    (expense) ....................         (9,470)       (83,283)        (3,698)        (3,681)      (100,132)
                                        ---------      ---------      ---------      ---------      ---------

  Income (loss) before income
     taxes and extraordinary
      loss .......................         23,714        (26,339)         1,854          2,106          1,335
  Income tax expense .............          9,615             --          2,373             --         11,988
                                        ---------      ---------      ---------      ---------      ---------

  Income (loss) before
     extraordinary loss ..........      $  14,099      $ (26,339)     $    (519)     $   2,106      $ (10,653)
                                        =========      =========      =========      =========      =========

  EBITDA(6) ......................      $  54,101      $ 129,330      $  19,550      $   8,131      $ 211,112
                                        =========      =========      =========      =========      =========

----------------

(1) Includes results of Six Flags for the period prior to April 1, 1998, the acquisition date, adjusted to eliminate (i) results of the Partnership Parks and (ii) the expense associated with certain one-time option payments made from the purchase price.

(2) Includes results of Walibi for the period prior to March 26, 1998, the acquisition date.

(3) Includes results of Riverside Park and Kentucky Kingdom from and after their respective acquisition dates, February 5 and November 7, 1997.

(4) Includes results of Six Flags adjusted to eliminate results of Partnership Parks.

(5) Includes results of Kentucky Kingdom for the ten months of 1997 prior to its acquisition by the Company.

(6)   Excludes termination fee in 1997.

      Revenue. Revenue aggregated $791.8 million in 1998 ($816.1 million combined), compared to $193.9 million reported in 1997. Of reported 1998 revenue, $523.9 million represented revenues of Six Flags and Walibi (the "1998 Acquired Parks") which were acquired in 1998, and thus not included in reported 1997 results. Revenues generated by the Company's other twelve parks (excluding Marine World) amounted to $249.1 million in 1998, as compared to $193.7 million from the Company's eleven parks in 1997. Of this $55.4 million increase, $28.4 million relates to Kentucky Kingdom which was purchased in November of the prior year, and the balance ($27.0 million) results from improved performance at the other eleven parks. During 1998, the Company's thirteen parks (including Marine World) experienced a 14.3% increase in attendance and a 5.0% increase in per capita spending over the performance of those thirteen parks in the prior year.

      Operating Expenses. Operating expenses increased during 1998 to $297.3 million ($347.6 million combined) from $81.4 million reported in 1997. Of reported 1998 operating expenses, $197.4 million related directly to the 1998 Acquired Parks. Operating expenses at the Company's other twelve parks (excluding Marine World) increased $18.5 million, primarily reflecting an incremental $10.3 million of operating expenses for Kentucky Kingdom which was included for only two months in the prior year, and increased salary expense at the parks. As a percentage of total reported revenue, reported operating expenses were 36.5% of revenue (and combined operating expenses were 41.4% of combined revenues) in 1998 as compared to 42.0% in 1997.

      Selling, General and Administrative. Selling, general and administrative expenses (including noncash compensation) were $118.3 million in 1998 ($141.0 million on a combined basis), compared to $36.5 million reported for 1997. Of reported expenses for 1998, $68.2 million related to the 1998 Acquired Parks. Selling, general and administrative expenses at the remaining twelve parks (excluding Marine World) increased $13.6 million over 1997 levels, primarily reflecting an incremental $5.2 million of selling, general and administrative expenses at Kentucky Kingdom, and, to a lesser extent, increased marketing and advertising costs and real estate taxes. As a percentage of total reported revenue, consolidated selling, general and administrative expenses (excluding noncash compensation) were 14.9% of revenue (and combined selling, general and administrative expenses (excluding noncash compensation) were 17.2% of combined revenues) in 1998 as compared to 18.5% for 1997. The decrease is a result of the Company's continued ability to use operating leverage to increase operations without having to increase administrative costs by a like percentage.

      Costs of Products Sold. Costs of products sold were $81.6 million for 1998 ($84.0 million on a combined basis) compared to $23.0 million reported for 1997. Reported costs for 1998 include $54.3 million related to the 1998 Acquired Parks. The balance of the increase ($4.3 million) over reported 1997 costs primarily related to $2.7 million of costs of sales at Kentucky Kingdom and to increased product sales at the parks owned in both years.

      Depreciation and Amortization and Interest Expenses. Depreciation and amortization expense increased $89.9 million from $19.8 million in 1997 to $109.7 million in 1998, of which $82.6 million was attributable to the recognition of depreciation and amortization expense for the 1998 Acquired Parks, an incremental $2.9 million was attributable to Kentucky Kingdom and the balance was attributable to the Company's on-going capital program. Interest expense, net of interest income, increased from $17.8 million to $95.4 million in 1998 principally as a result of borrowings made in connection with the acquisition of Six Flags and Walibi. See Notes 2 and 7 to Notes to Consolidated Financial Statements.

      Income Taxes. Income tax expense was $46.6 million for 1998 as compared to $9.6 million for 1997. The increase in the effective tax rate to 51.4% from 40.5% is a function of the non-deductible intangible asset amortization associated with the Six Flags acquisition. Approximately $10.0 million of non-deductible amortization will be recognized each quarter. The Company's quarterly effective income tax rate will vary from period-to-period based upon the inherent seasonal nature of the theme park business.

Liquidity, Capital Commitments and Resources

      At December 31, 1999, the Company's indebtedness aggregated $1,197.2 million, of which approximately $2.1 million matures prior to December 31, 2000. Based on interest rates at December 31, 1999 for floating rate debt and after giving effect to the interest rate swaps described below, annual cash interest payments for 2000 on this indebtedness will total approximately $119.7 million. See Note 7 to Notes to Consolidated Financial Statements for additional information regarding the Company's indebtedness.

      During the year ended December 31, 1999, net cash provided by operating activities was $198.9 million. Net cash used in investing activities in 1999 totaled $516.6 million, consisting primarily of the Company's acquisition of the three parks acquired in 1999 ($277.5 million, net of cash acquired) and capital expenditures for the 1999 and 2000 seasons. Net cash provided by financing activities in 1999 was $358.7 million, representing the refinancing by Premier of its bank debt with a new $1.2 billion credit facility as well as the refinancing of public debt of the Company with the proceeds of capital contributions by Premier. See Notes 2 and 7 to Notes to Consolidated Financial Statements.

      In addition to its obligations under its outstanding indebtedness, the Company has guaranteed the obligations of certain subsidiaries of Premier to
(i) make minimum annual distributions of approximately $48.6 million (subject to annual cost of living adjustments) to the limited partners in the Partnership Parks, (ii) make minimum capital expenditures at each of the Partnership Parks during rolling five-year periods, based generally on 6% of such park's revenues, and (iii) purchase at specified prices a maximum number of 5% per year (accumulating to the extent not purchased in any given year) of limited partnership units outstanding (to the extent tendered by the unit holders). At December 31, 1999, Premier had $71.6 million in a dedicated escrow account available to fund those obligations.

      The degree to which the Company is leveraged could adversely affect its liquidity. The Company's liquidity could also be adversely affected by unfavorable weather, accidents or the occurrence of an event or condition, including negative publicity or significant local competitive events, that significantly reduces paid attendance and, therefore, revenue at any of its theme parks.

      The Company believes that, based on historical and anticipated operating results, cash flows from operations, available cash and available amounts under the New Credit Facility will be adequate to meet the Company's future liquidity needs, including anticipated requirements for working capital, capital expenditures and scheduled debt for at least the next several years. The Company may, however, need to refinance all or a portion of its existing debt on or prior to maturity or to seek additional financing.

Market Risks and Sensitivity Analyses

      Like other global companies, the Company is exposed to market risks relating to fluctuations in interest rates and currency exchange rates. The objective of financial risk management at Premier is to minimize the negative impact of interest rate and foreign currency exchange rate fluctuations on the Company's earnings, cash flows and equity. Premier does not acquire market risk sensitive instruments for trading purposes. The foreign currency and interest rate risks that the Company is exposed to at December 31, 1999 are greater than those at December 31, 1998 in that the Company has added operations in Germany and Mexico and has increased its total debt balance. In 1999 and 1998 Premier purchased foreign exchange forward contracts to minimize foreign currency risk related to purchases of rides and equipment denominated in foreign currency. Prior to February 2000, the Company had not entered into financial instruments to manage interest rate risks.

      To manage foreign currency exchange rates risks, on a limited basis the Company has used derivative financial instruments, exclusively foreign exchange forward contracts. These derivative financial instruments have been held to maturity and the Company only uses non-leveraged instruments. These contracts are entered into with major financial institutions, thereby minimizing the risk of credit loss. The Company has used forward contracts to "lock-in" the U.S. dollar cost of equipment to be purchased from foreign vendors or manufacturers where the contracts related thereto are denominated in foreign currency. See
Note 6 to Notes to Consolidated Financial Statements for a more complete description of the Company's accounting policies and use of such instruments.

      In February 2000, the Company entered into three interest rate swap transactions that for the term of the applicable agreements (ranging from December 2001 to March 2002) effectively converted the Company's $600.0 million term loan into a fixed rate obligation. The Company's term loan borrowings bear interest at 3.25% above the LIBOR rate. The Company's interest rate swap arrangements effectively "lock-in" the LIBOR component at rates ranging from 6.615% to 6.780% depending on the applicable agreement. The counterparties to these transactions are major financial institutions, which minimizes the credit risk. See Note 6 to Notes to Consolidate Financial Statements.

      The following analyses present the sensitivity of the market value, earnings and cash flows of the Company's financial instruments to hypothetical changes in interest and exchange rates as if these changes occurred at December 31, 1999. The range of changes chosen for these analyses reflect the Company's view of changes which are reasonably possible over a one-year period. Market values are the present values of projected future cash flows based on the interest rate and exchange rate assumptions. These forward looking disclosures are selective in nature and only address the potential impacts from financial instruments. They do not include other potential effects which could impact the Company's business as a result of these changes in interest and exchange rates.

      Interest Rate and Debt Sensitivity Analysis

      At December 31, 1999, the Company had debt totaling $1,197.2 million, of which $301.7 million represents fixed-rate debt and the balance represents floating-rate debt. For fixed-rate debt, interest rate changes affect the fair value but do not impact the recorded fixed-rate debt amount, earnings or cash flows. Conversely, for floating-rate debt, interest rate changes generally do not affect the fair value of the floating-rate debt but do impact future earnings and cash flows, assuming other factors remain constant.

      Assuming other variables remain constant (such as foreign exchange rates and debt levels) after giving effect to the Company's interest rate swaps and assuming an average annual balance of $150.0 million on the Company's working capital revolver, the pre-tax earnings and cash flows impact resulting from a one percentage point increase in interest rates would be approximately $4.5 million.

      Exchange Rate Sensitivity Analysis

      The Company's exchange rate exposures result from its investments and ongoing operations in Belgium, France, The Netherlands, Germany and Mexico and certain other business transactions such as the purchase of rides from foreign vendors or manufacturers. Among other techniques, Premier, on the Company's behalf, utilizes foreign exchange forward contracts to hedge these exposures. At present, neither Premier nor the Company uses financial instruments to hedge against currency risks associated with its international operations. At December 31, 1999, Premier had $63.3 million notional amount of foreign exchange contracts to hedge the risks associated with ride purchase and construction commitments. The dates of foreign exchange forward contracts run through early 2000, with the last contract settling in July 2000.

      Maintaining other variables constant, if there were a ten percent adverse change in foreign currency exchange rates (i.e., a weakening of the dollar against the applicable foreign currencies), the fair value of foreign currency contracts outstanding at December 31, 1999 would increase by approximately $5.4 million. No amount of this decrease would impact earnings since the gain (loss) on these contracts would be offset by an equal loss (gain) on the underlying exposure being hedged.

      Assuming the Company's international parks generate the same level of earnings and cash flow in 2000 as they did in 2000, earnings and cash flows of the Company in the event of such ten percent adverse change would decrease by less than $1.0 million and $3.0 million, respectively.

Impact of Recently Issued Accounting Standards Not Yet Adopted

      In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative (that is gains and losses) depends on the intended use of the derivative and the resulting designation. A subsequent pronouncement, SFAS No. 137, was issued in July 1999 that delayed the effective date of SFAS 133 until fiscal years beginning after June 15, 2000. The Company will adopt the provision of SFAS No. 133 as of January 1, 2001.

      The Company has entered into two types of derivative instruments. To the extent that the fair value of the Company's foreign exchange forward contracts varies prior to settlement, the amount of the change will be reflected as an asset or liability, with a corresponding change in other comprehensive income. At settlement date, the foreign currency will be used to meet property and equipment purchase commitments and the gain or loss will be recognized as a component of the Company's historical cost of the asset. Likewise the fair value of the Company's interest swap agreements will be reflected as an asset or liability, with a corresponding change in other comprehensive income. Since the interest rate swap and the contractual interest rate have the same basis, then as the Company settles its interest rate swap agreements, the proceeds or payment will be reflected as a reduction or increase in interest expense. As such, if rates remain below the maximum amounts in the interest swap agreements, the Company has fixed its interest rate on the amount of long-term debt that has been hedged for the term of the interest rate swap agreements. As such, the Company does not believe that the adoption of SFAS No. 133 will have a material impact on its financial position or future results of operations.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK

      Reference is made to the information appearing under the subheading "Market Risks and Sensitivity Analyses" under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 23-25 of this Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements and schedules listed in Item 14(a)(1) and (2) are included in this Report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not Applicable.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
         AND REPORTS ON FORM 8-K

      (a)(1) and (2) Financial Statements and Financial Statement Schedules

      The following consolidated financial statements of Premier Parks Inc. and subsidiaries, the notes thereto and the related report thereon of independent auditors are filed under Item 8 of this
Report:

                                                                          PAGE

Independent Auditors' Report                                              F-2

Consolidated Balance Sheets-- December 31, 1999 and 1998                  F-3

Consolidated Statements of Operations
   Years ended December 31, 1999, 1998 and  1997                          F-4

Consolidated Statements of Stockholder's Equity
   Years ended December 31, 1999, 1998 and  1997                          F-5

Consolidated Statements of Cash Flows
   Years ended December 31, 1999, 1998 and  1997                          F-6

Notes to Consolidated Financial Statements                                F-8

Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because they either are not required under the related instructions, are inapplicable, or the required information is shown in the financial statements or notes thereto.

         (a)(3)   See Exhibit Index.

         (b)      Reports on Form 8-K
                  None.

         (c)      Exhibits
                  See Item 14(a)(3) above.

                          PREMIER PARKS OPERATIONS INC.

                   Index to Consolidated Financial Statements

                                                                        Page
Independent Auditors' Report                                            F-2

Consolidated Balance Sheets - December 31, 1999 and 1998                F-3

Consolidated Statements of Operations - Years ended
    December 31, 1999, 1998 and 1997                                    F-4

Consolidated Statements of Stockholder's Equity - Years ended
    December 31, 1999, 1998 and 1997                                    F-5

Consolidated Statements of Cash Flows - Years ended
    December 31, 1999, 1998 and 1997                                    F-6

Notes to Consolidated Financial Statements                              F-8

                          Independent Auditors' Report

The Board of Directors and Stockholder
Premier Parks Operations Inc.:

We have audited the accompanying consolidated balance sheets of Premier Parks Operations Inc. and subsidiaries (a wholly owned subsidiary of Premier Parks Inc.) as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholder's equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Premier Parks Operations Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

                                             KPMG LLP


Oklahoma City, Oklahoma
March 14, 2000

                          PREMIER PARKS OPERATIONS INC.

                           Consolidated Balance Sheets

                           December 31, 1999 and 1998

                                  Assets                                                         1999                      1998
                                                                                            ---------------          ---------------
Current assets:
    Cash and cash equivalents                                                               $   118,011,000               80,167,000
    Accounts receivable                                                                          26,728,000               28,842,000
    Inventories                                                                                  23,590,000               21,704,000
    Prepaid expenses and other current assets                                                    13,391,000               11,236,000
    Restricted use investment securities                                                                 --              183,342,000
                                                                                            ---------------          ---------------
                Total current assets                                                            181,720,000              325,291,000
                                                                                            ---------------          ---------------
Other assets:
    Debt issuance costs                                                                          27,388,000               23,511,000
    Deposits and other assets                                                                    64,416,000               56,256,000
                                                                                            ---------------          ---------------
                Total other assets                                                               91,804,000               79,767,000
                                                                                            ---------------          ---------------
Property and equipment, at cost                                                               2,259,195,000            1,651,990,000
    Less accumulated depreciation                                                               207,040,000              104,595,000
                                                                                            ---------------          ---------------
                                                                                              2,052,155,000            1,547,395,000
                                                                                            ---------------          ---------------
Investment in theme parks                                                                        92,332,000               57,196,000

Intangible assets, principally goodwill                                                       1,346,102,000            1,318,286,000
    Less accumulated amortization                                                                92,997,000               43,721,000
                                                                                            ---------------          ---------------
                                                                                              1,253,105,000            1,274,565,000
                                                                                            ---------------          ---------------
                Total assets                                                                $ 3,671,116,000            3,284,214,000
                                                                                            ===============          ===============

                   Liabilities and Stockholder's Equity

Current liabilities:
    Accounts payable                                                                        $    36,572,000               30,689,000
    Accrued interest payable                                                                     15,387,000               26,712,000
    Accrued compensation, payroll taxes, and benefits                                            11,228,000               11,115,000
    Accrued insurance                                                                            13,211,000               28,727,000
    Other accrued liabilities                                                                    54,948,000               39,028,000
    Payable to parent company                                                                   100,291,000                       --
    Current portion of long-term debt                                                             2,055,000              198,038,000
                                                                                            ---------------          ---------------
                Total current liabilities                                                       233,692,000              334,309,000
Long-term debt                                                                                1,195,184,000            1,315,256,000
Other long-term liabilities                                                                      41,760,000               50,574,000
Deferred income taxes                                                                           158,650,000              154,568,000
                                                                                            ---------------          ---------------
                Total liabilities                                                             1,629,286,000            1,854,707,000
                                                                                            ---------------          ---------------
Stockholder's equity:
    Common stock, $.05 par value, 1,000 shares authorized, issued
      and outstanding at December 31, 1999 and 1998                                                      --                       --
    Capital in excess of par value                                                            2,012,506,000            1,394,439,000
    Retained earnings                                                                            47,047,000               25,981,000
    Accumulated other comprehensive income (loss)                                               (17,723,000)               9,087,000
                                                                                            ---------------          ---------------
                Total stockholder's equity                                                    2,041,830,000            1,429,507,000
                                                                                            ---------------          ---------------
                Total liabilities and stockholder's equity                                  $ 3,671,116,000            3,284,214,000
                                                                                            ===============          ===============

See accompanying notes to consolidated financial statements.

                          PREMIER PARKS OPERATIONS INC.

                      Consolidated Statements of Operations

                  Years ended December 31, 1999, 1998 and 1997

                                                                                 1999                1998                  1997
                                                                            -------------        -------------        -------------
Theme park admissions                                                       $ 500,417,000          423,461,000           94,611,000
Theme park food, merchandise and other                                        426,567,000          368,338,000           99,293,000
                                                                            -------------        -------------        -------------
         Total revenue                                                        926,984,000          791,799,000          193,904,000
                                                                            -------------        -------------        -------------
Operating costs and expenses:
    Operating expenses                                                        353,728,000          297,266,000           81,356,000
    Selling, general and administrative                                       153,249,000          117,634,000           35,422,000
    Noncash compensation                                                               --              675,000            1,125,000
    Costs of products sold                                                     90,699,000           81,563,000           23,025,000
    Depreciation and amortization                                             153,675,000          109,676,000           19,792,000
                                                                            -------------        -------------        -------------
         Total operating costs and expenses                                   751,351,000          606,814,000          160,720,000
                                                                            -------------        -------------        -------------
         Income from operations                                               175,633,000          184,985,000           33,184,000
                                                                            -------------        -------------        -------------
Other income (expense):
    Interest expense                                                         (115,733,000)        (108,969,000)         (25,714,000)
    Interest income                                                            13,201,000           13,559,000            7,939,000
    Equity in operations of theme parks                                         7,075,000            3,052,000                   --
    Termination fee, net of expenses                                                   --                   --            8,364,000
    Other income (expense), including minority interest                        (3,551,000)          (1,983,000)             (59,000)
                                                                            -------------        -------------        -------------
         Total other income (expense)                                         (99,008,000)         (94,341,000)          (9,470,000)
                                                                            -------------        -------------        -------------
         Income before income taxes                                            76,625,000           90,644,000           23,714,000
Income tax expense                                                             44,263,000           46,634,000            9,615,000
                                                                            -------------        -------------        -------------
         Income before extraordinary loss                                      32,362,000           44,010,000           14,099,000
Extraordinary loss on extinguishment of debt,
    net of income tax benefit of $7,530,000 in 1999
    and $526,000 in 1998                                                      (11,296,000)            (788,000)                  --
                                                                            -------------        -------------        -------------
         Net income                                                         $  21,066,000           43,222,000           14,099,000
                                                                            =============        =============        =============

See accompanying notes to consolidated financial statements.

                          PREMIER PARKS OPERATIONS INC.

                 Consolidated Statements of Stockholder's Equity

                  Years ended December 31, 1999, 1998 and 1997

                                                     Common Stock                                       Retained
                                          ----------------------------------        Capital in          Earnings
                                               Shares                                Excess of        (Accumulated
                                               Issued             Amount             Par Value           Deficit)
                                          --------------      --------------      --------------      --------------
Balances at December 31, 1996                 22,785,338      $      569,000         144,642,000         (31,340,000)

Issuance of common stock                      15,013,576             375,000         209,593,000                  --

Amortization of deferred
    compensation                                      --                  --                  --                  --

Net income                                            --                  --                  --          14,099,000
                                          --------------      --------------      --------------      --------------

Balances at December 31, 1997                 37,798,914             944,000         354,235,000         (17,241,000)

Amortization of deferred compensation                 --                  --                  --                  --

Reorganization of interests under
    common control - 1998 merger             (37,797,914)           (944,000)        (12,570,000)                 --

Reorganization of interests under
    common control - 1999 merger                      --                  --         999,131,000                  --

Contributions by Holdings                             --                  --          53,643,000                  --

Net income                                            --                  --                  --          43,222,000

Other comprehensive income - foreign
    currency translation adjustment                   --                  --                  --                  --


Comprehensive income
                                          --------------      --------------      --------------      --------------
Balances at December 31, 1998                      1,000                  --       1,394,439,000          25,981,000

Contributions by Holdings                             --                  --         618,067,000                  --

Net income                                            --                  --                  --          21,066,000

Other comprehensive loss - foreign
    currency translation adjustment                   --                  --                  --                  --


Comprehensive loss
                                          --------------      --------------      --------------      --------------

Balances at December 31, 1999                      1,000      $           --       2,012,506,000          47,047,000
                                          ==============      ==============      ==============      ==============

                                                               Accumulated
                                                                  Other
                                             Deferred         Comprehensive          Treasury
                                           Compensation           Income               Stock               Total
                                          --------------      --------------      --------------      --------------
Balances at December 31, 1996                         --                  --            (689,000)        113,182,000

Issuance of common stock                     (14,625,000)                 --                  --         195,343,000

Amortization of deferred
    compensation                               1,125,000                  --                  --           1,125,000

Net income                                            --                  --                  --          14,099,000
                                          --------------      --------------      --------------      --------------

Balances at December 31, 1997                (13,500,000)                 --            (689,000)        323,749,000

Amortization of deferred compensation            675,000                  --                  --             675,000

Reorganization of interests under
    common control - 1998 merger              12,825,000                  --             689,000                  --

Reorganization of interests under
    common control - 1999 merger                      --                  --                  --         999,131,000

Contributions by Holdings                             --                  --                  --          53,643,000

Net income                                            --                  --                  --          43,222,000

Other comprehensive income - foreign
    currency translation adjustment                   --           9,087,000                  --           9,087,000
                                                                                                      --------------

Comprehensive income                                                                                      52,309,000
                                          --------------      --------------      --------------      --------------
Balances at December 31, 1998                         --           9,087,000                  --       1,429,507,000

Contributions by Holdings                             --                  --                  --         618,067,000

Net income                                            --                  --                  --          21,066,000

Other comprehensive loss - foreign
    currency translation adjustment                   --         (26,810,000)                 --         (26,810,000)
                                                                                                      --------------

Comprehensive loss                                                                                        (5,744,000)
                                          --------------      --------------      --------------      --------------

Balances at December 31, 1999                         --         (17,723,000)                 --       2,041,830,000
                                          ==============      ==============      ==============      ==============

See accompanying notes to consolidated financial statements.

                          PREMIER PARKS OPERATIONS INC.

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1999, 1998 and 1997

                                                                              1999                  1998                  1997
                                                                        ---------------       ---------------       ---------------
Cash flows from operating activities:
    Net income                                                          $    21,066,000            43,222,000            14,099,000
    Adjustments to reconcile net income to net
      cash provided by operating activities (net
      of effects of acquisition):
        Depreciation and amortization                                       153,675,000           109,676,000            19,792,000
        Equity in operations of theme parks,
          net of cash received                                               (6,184,000)           (6,227,000)                   --
        Minority interest in earnings                                            (6,000)              960,000                    --
        Noncash compensation                                                         --               675,000             1,125,000
        Interest accretion on notes payable                                   6,157,000             9,521,000                    --
        Interest accretion on restricted-use
          investments                                                        (8,908,000)           (7,267,000)                   --
        Extraordinary loss on early extinguishment
          of debt                                                            18,826,000             1,314,000                    --
        Amortization of debt issuance costs                                   3,490,000             3,354,000             1,918,000
        (Gain) loss on sale of assets                                         3,557,000               920,000               (46,000)
        Deferred income taxes                                                36,949,000            45,142,000             6,737,000
        (Increase) decrease in accounts receivable                            5,197,000            (8,947,000)           (5,272,000)
        (Increase) decrease in income tax
          receivable                                                                 --               995,000              (995,000)
        Increase in inventories and prepaid
          expenses and other current assets                                    (752,000)            5,809,000            (1,150,000)
        (Increase) decrease in deposits and
          other assets                                                       (8,159,000)           (7,554,000)            6,237,000
        Decrease in accounts payable, accrued
          expenses and other liabilities                                    (14,725,000)          (71,651,000)             (776,000)
        Increase (decrease) in accrued interest payable                     (11,328,000)           16,927,000             5,481,000
                                                                        ---------------       ---------------       ---------------
                Total adjustments                                           177,789,000            93,647,000            33,051,000
                                                                        ---------------       ---------------       ---------------
                Net cash provided by operating activities                   198,855,000           136,869,000            47,150,000
                                                                        ---------------       ---------------       ---------------
Cash flows from investing activities:
    Additions to property and equipment                                    (402,401,000)         (181,784,000)         (129,049,000)
    Investment in theme parks                                               (28,925,000)          (50,737,000)           (6,595,000)
    Transfer of interests in theme park
      partnerships to Premier                                                        --           208,082,000                    --
    Acquisition of theme park assets                                        (34,578,000)          (50,593,000)          (60,050,000)
    Acquisition of theme park companies, net
      of cash acquired                                                     (242,954,000)          (56,017,000)          (21,376,000)
    Purchase of restricted-use investments                                           --          (176,075,000)                   --
    Maturities of restricted-use investments                                192,250,000                    --                    --
                                                                        ---------------       ---------------       ---------------
                Net cash used in investing activities                      (516,608,000)         (307,124,000)         (217,070,000)
                                                                        ---------------       ---------------       ---------------
Cash flows from financing activities:
    Repayment of long-term debt                                          (1,291,910,000)         (703,639,000)          (66,576,000)
    Proceeds from borrowings                                                962,000,000           830,000,000           132,500,000
    Capital contributions                                                   607,632,000            56,766,000                    --
    Net proceeds from issuance of common stocks                                      --                    --           189,530,000
    Increase in payable to parent company                                   100,291,000                    --                    --
    Payment of debt issuance costs                                          (19,310,000)          (18,058,000)           (5,289,000)
                                                                        ---------------       ---------------       ---------------
                Net cash provided by financing activities                   358,703,000           165,069,000           250,165,000
                                                                        ---------------       ---------------       ---------------


                                      F-6                            (Continued)

                          PREMIER PARKS OPERATIONS INC.

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1999, 1998 and 1997

                                                                              1999                  1998                  1997
                                                                        ---------------       ---------------       ---------------
Effect of exchange rate changes on cash
    and cash equivalents                                                $   (3,106,000)             1,065,000                    --
                                                                        ---------------       ---------------       ---------------
Increase (decrease) in cash and cash
    equivalents                                                              37,844,000            (4,121,000)           80,245,000
Cash and cash equivalents at beginning of year                               80,167,000            84,288,000             4,043,000
                                                                        ---------------       ---------------       ---------------
Cash and cash equivalents at end of year                                $   118,011,000            80,167,000            84,288,000
                                                                        ===============       ===============       ===============
Supplementary cash flow information:
    Cash paid for interest                                              $   117,411,000            76,110,000            18,315,000
                                                                        ===============       ===============       ===============
    Cash paid for income taxes                                          $       220,000               497,000             3,697,000
                                                                        ===============       ===============       ===============

Supplemental disclosure of noncash investing and financing activities:

1999

      o The Company received $10,435,000 of parent common stock (337,467 shares) and then used the parent stock as additional consideration for a theme park acquisition.

1998

      o The Company received $15,547,000 of parent common stock (805,954 shares) and then used the parent stock as consideration for a theme park acquisition.

1997

      o The Company issued $5,831,000 of common stock (307,600 shares) as components of theme park acquisitions.

      o The Company issued restricted common stock (900,000 shares) to certain employees valued at $14,625,000.

      o The Company assumed $268,000 of capital lease obligations as a component of a theme park acquisition.


See accompanying notes to consolidated financial statements.

                          PREMIER PARKS OPERATIONS INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997


(1)   Summary of Significant Policies

      (a)   Description of Business

            Premier Parks Operations Inc. owns and operates regional theme amusement and water parks. As of December 31, 1999, the Company and its subsidiaries own or operate 32 parks, including 24 domestic parks, one park in Mexico and seven parks in Europe. The Company is also managing the construction and development of a theme park in Europe.

            On March 24, 1998, the company then known as Premier Parks Inc. ("Premier Operations") merged (the "1998 Merger") with an indirect wholly owned subsidiary thereof, pursuant to which Premier Operations became a wholly owned subsidiary of Premier Parks Holdings Corporation ("Holdings") and the holders of shares of common stock of Premier Operations became, on a share-for-share basis, holders of common stock of Holdings. On the 1998 Merger date, Premier Operations' name was changed to Premier Parks Operations Inc., and Holdings' name was changed to Premier Parks Inc.

            On April 1, 1998, Holdings purchased all of the outstanding capital stock of Six Flags Entertainment Corporation ("SFEC" and, together with its subsidiaries "Six Flags") and consummated the other transactions described in Note 2 below. On November 5, 1999, SFEC and Premier Operations consummated a merger (the "1999 Merger"), in which Premier Operations was the surviving corporation. References herein to the "Company," or "Premier Operations" mean for all periods or dates, Premier Operations and its consolidated subsidiaries. As used herein, Holdings refers only to Premier Parks Inc., without regard to its subsidiaries.

            In connection with the 1998 Merger, Premier Operations and Holdings, entered into a shared services agreement pursuant to which certain corporate, administrative and other general services provided by Holdings are charged to Premier Operations, either on the basis of their respective revenues or on other relative bases. Allocation of these charges are reflected in the accompanying consolidated financial statements.

            During May 1999, in separate transactions, the Company purchased 100% of the capital stock of the companies that owned Reino Aventura, a theme park located in Mexico City, and purchased the assets used in the operation of Splashtown, a water park near Houston. On November 15, 1999, the Company purchased Warner Bros. Movie World Germany, near Dusseldorf, Germany, and entered into a joint venture with Warner Bros. to develop and manage a new Warner Bros. Movie World theme park scheduled to open in Madrid, Spain in 2002. See Note 2.

            During 1998, the Company purchased approximately 97% of the outstanding capital stock of Walibi, S.A. ("Walibi") and as of December 31, 1999 owns approximately 99%. See Note 2.

            During February 1997, the Company purchased 100% of the common stock of the company that owned Riverside Park and in November 1997 purchased 100% of the equity interests of the company that owned Kentucky Kingdom.


                                      F-8                            (Continued)

                          PREMIER PARKS OPERATIONS INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997

            The accompanying consolidated financial statements for the year ended December 31, 1999 reflect the results of Reino Aventura, Splashtown, and Movie World Germany only from their acquisition dates, May 4, 1999, May 13, 1999, and November 15, 1999, respectively. The accompanying consolidated financial statements for the year ended December 31, 1998 reflect the results of Walibi only from March 26, 1998, and of Six Flags only from April 1, 1998. The accompanying consolidated financial statements for the year ended December 31, 1997 reflect the results of Riverside Park only from its acquisition date, February 5, 1997 and Kentucky Kingdom only from its acquisition date, November 7, 1997. In addition, 1999 and 1998 results include the Company's share of the results of Six Flags Marine World under the applicable lease and related documents. See Note 13. Those results are not included in the 1997 period.

      (b)   Basis of Presentation

            The Company's accounting policies reflect industry practices and conform to generally accepted accounting principles.

            The 1997 financial statements are the historical financials of Premier Parks Inc. The 1998 financial statements include the results of operations and cash flows of Premier Parks Inc. through the 1998 Merger date and the operations and cash flows of Premier Operations for the period from the 1998 Merger date through December 31, 1998. In addition, the 1998 financial statements also include the results of SFEC for the period from April 1, 1998, the date of the Six Flags acquisition, through December 31, 1998. The 1999 financial statements include the results of SFEC and the results of Premier Operations for the complete year. The 1999 Merger and the 1998 Merger were accounted for as reorganizations of interests under common control in a manner similar to a pooling of interests. The effect of the 1999 Merger was to reflect the assets and liabilities of Six Flags as if contributed to Premier Operations by Holdings on April 1, 1998, the purchase date.

            The consolidated financial statements include the accounts of the Company, its majority and wholly owned subsidiaries, and limited partnerships and limited liability companies in which the Company beneficially owns 100% of the interests. Intercompany transactions and balances have been eliminated in consolidation.

      (c)   Cash Equivalents

            Cash equivalents of $80,370,000 and $52,678,000 at December 31, 1999 and 1998, respectively, consist of short-term highly liquid investments with a remaining maturity as of purchase date of three months or less, which are readily convertible into cash. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with remaining maturities as of their purchase date of three months or less to be cash equivalents.

      (d)   Inventories

            Inventories are stated at the lower of cost (first-in, first-out) or market and primarily consist of products for resale including merchandise and food and miscellaneous supplies.


                                      F-9                            (Continued)

                          PREMIER PARKS OPERATIONS INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997

      (e)   Advertising Costs

            Production costs of commercials and programming are charged to operations in the year first aired. The costs of other advertising, promotion, and marketing programs are charged to operations when incurred. The amounts capitalized at year-end are included in prepaid expenses.

            Advertising and promotions expense was $99,241,000, $62,642,000, and $21,600,000 during 1999, 1998, and 1997, respectively.

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

            Maintenance and repairs are charged directly to expense as incurred, while betterments and renewals are generally capitalized as property and equipment. When an item is retired or otherwise disposed of, the cost and applicable accumulated depreciation are removed and the resulting gain or loss is recognized.

      (h)   Investment in Theme Parks

            The Company manages two parks in which the Company does not currently own a controlling interest. The Company accounts for its investment in these two parks using the equity method of accounting. The equity method of accounting recognizes the Company's share of the activity of Six Flags Marine World in the accompanying consolidated statements of operations in the caption "equity in operations of theme parks." The Warner Bros. Movie World theme park being constructed in Spain is not yet in operation. The equity method of accounting differs from the consolidation method of accounting used for the theme parks in which the Company owns a controlling interest. In the consolidation method of accounting, the activities of the controlled parks are reflected in each revenue and expense caption rather than aggregated into one caption.

      (i)   Intangible Assets

            Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected period to be benefited, generally 18 to 25 years. Other intangible assets are amortized over the period to be benefited, generally up to 25 years. The Company assesses the recoverability of intangible assets by determining whether the amortization of the intangible asset balance over its remaining life can be


                                      F-10                           (Continued)

                          PREMIER PARKS OPERATIONS INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997

            recovered through undiscounted future operating cash flows of the acquisition. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average borrowing rate.

      (j)   Long-Lived Assets

            The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or group of assets to future net cash flows expected to be generated by the asset or group of assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

      (k)   Interest Expense

            Interest on notes payable is generally recognized as expense on the basis of stated interest rates. Notes payable assumed in an acquisition are carried at amounts adjusted to impute a market rate of interest cost (when the obligations were assumed).

      (l)   Income Taxes

            Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. United States deferred income taxes have not been provided on foreign earnings which are being permanently reinvested.

            Effective with the 1998 Merger, the Company and Holdings entered into a tax-sharing agreement (which was amended in connection with the 1999 Merger), whereby the Company pays to Holdings, the Company's portion of Holding's current tax expense. Holdings files a consolidated United States tax return which includes all of the Company's domestic operations.

      (m)   Investment Securities

            Restricted-use investment securities at December 31, 1998 consisted of U.S. Treasury securities. The securities were restricted to provide funds for the repayment of indebtedness which matured in 1999. The Company classifies its investment securities as held-to-maturity. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. There are no other securities held by the Company.

            Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned.


                                      F-11                           (Continued)

                          PREMIER PARKS OPERATIONS INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997

      (n)   Comprehensive Income (Loss)

            On January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income (loss) consists of net income (loss) and changes in the foreign currency translation adjustment, and is presented in the 1999 and 1998 consolidated statements of stockholder's equity as accumulated other comprehensive income (loss). The Statement requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations. The Company's 1997 and earlier financial statements do not reflect any effect from the adoption of SFAS 130 as prior to 1998 the Company did not have foreign operations or own significant investment securities.

      (o)   Use of Estimates

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

      (p)   Reclassifications

            Reclassifications have been made to certain amounts reported in 1998 and 1997 to conform with the 1999 presentation.

(2)   Acquisition of Theme Parks

      On May 4, 1999, the Company acquired all of the capital stock of the companies that own and operate Reino Aventura (subsequently renamed Six Flags Mexico), a theme park located in Mexico City, for a cash purchase price of approximately $59,600,000. The Company funded the acquisition from existing cash. Approximately $14,575,000 of costs in excess of the fair value of the net assets acquired were recorded as goodwill. The transaction was accounted for as a purchase.

      On May 13, 1999, the Company acquired the assets of Splashtown water park located in Houston, Texas for a cash purchase price of approximately $20,400,000. The Company funded the acquisition from existing cash. Approximately $10,530,000 of costs in excess of the fair value of the net assets acquired were recorded as goodwill. The transaction was accounted for as a purchase.

      On November 15, 1999, the Company purchased the partnership that owns Warner Bros. Movie World Germany, near Dusseldorf, Germany, and entered into a joint venture with Warner Bros. to design, develop and manage a new Warner Bros. Movie World theme park scheduled to open in Madrid, Spain in 2002. At the same time, the Company entered into a long-term license agreement for exclusive theme park usage in Europe, Mexico, South America, and Central America of the Looney Tunes, Hanna-Barbera, Cartoon Network and D.C. Comics characters. The aggregate cost of the transactions was $180,269,000, which was funded by borrowings under the Company's 1999 credit facility (the "New Credit Facility"). See Note 7(g). Approximately $42,800,000 of the aggregate

                                      F-12                           (Continued)

                          PREMIER PARKS OPERATIONS INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997

      costs were allocated to goodwill and intangible assets. The transaction was accounted for as a purchase.

      On March 26, 1998, the Company purchased (the "Private Acquisition") approximately 49.9% of the outstanding capital stock of Walibi for an aggregate purchase price of $42,300,000, of which 20% was paid through issuance of 448,910 shares of Holdings' common stock and 80% was paid in cash. In June 1998, the Company purchased an additional 44% of the outstanding capital stock of Walibi for an aggregate purchase price of $38,100,000, which was paid through issuance of 347,746 shares of Holdings' common stock and $31,400,000 in cash. During the remainder of the year, the Company purchased an additional 3% of Walibi, which included the issuance of an additional 9,298 shares of Holdings' common stock. During 1999, the Company purchased an additional 2% of Walibi. On the date of the Private Acquisition, Walibi's indebtedness aggregated $71,181,000, which indebtedness was assumed or refinanced by the Company. The Company funded the cash portion of the purchase price (and the refinancing of such indebtedness) from borrowings under its senior secured credit facility (the "Premier Credit Facility") entered into in March 1998. See Note 7(c). As of the acquisition dates and after giving effect to the purchases, $11,519,000 of deferred tax liabilities were recognized for the tax consequences attributable to the differences between the financial carrying amounts and the tax basis of Walibi's assets and liabilities. Approximately $60,118,000 of costs in excess of the fair value of the net assets acquired were recorded as goodwill. Holdings was not required to issue any shares as a result of the 1999 revenues. Holdings may be required to issue additional shares of common stock based on Walibi's revenues during 2000 or 2001. The value of the additional Holdings shares, if any, will be recorded as additional goodwill.

      On April 1, 1998 Holdings acquired (the "Six Flags Acquisition") all of the capital stock of SFEC for $976,000,000, paid in cash. In connection with the Six Flags Acquisition, SFEC issued $170,000,000 aggregate principal amount of its 8 7/8% Senior Notes due 2006 (the "SFEC Notes"). In addition, in connection with the Six Flags Acquisition, the Company (i) assumed $285,000,000 principal amount at maturity of senior subordinated notes (the "SFTP Senior Subordinated Notes") of Six Flags Theme Parks Inc. ("SFTP"), an indirect wholly owned subsidiary of SFEC, which notes had an accreted value of $278,100,000 at April 1, 1998 (fair value of $318,500,000 at that date) and (ii) refinanced all outstanding SFTP bank indebtedness with the proceeds of $410,000,000 of borrowings under a new $472,000,000 senior secured credit facility of SFTP (the "Six Flags Credit Facility"). See Note 7(f). Pursuant to the Acquisition, Six Flags transferred to Holdings all of its interests in the limited partnerships that own Six Flags Over Texas and Six Flags Over Georgia ("the Partnership Parks"), for $46,000,000 in cash and Holdings' payment of $165,686,000 of SFEC debt. During 1999, the Company completed the determination of the value of the assets acquired and liabilities assumed. As a result of the final determination, the deferred income tax liability resulting from the acquisition and goodwill were each reduced by approximately $30,000,000. As of the acquisition date and after giving effect to the final allocation of purchase price, $35,619,000 of deferred tax liabilities were recognized for the tax consequences attributable to the differences between the financial carrying amounts and the tax basis of Six Flags' assets and liabilities. Approximately $1,170,974,000 of costs in excess of the fair value of the net assets acquired were recorded as goodwill.

      On February 5, 1997, the Company acquired all of the outstanding common stock of Stuart Amusement Company ("Stuart"), the owner of Riverside Park, for a purchase price of $22,200,000 ($1,000,000 of which was paid through issuance of 64,278 of Holdings' common shares). The


                                      F-13                           (Continued)

                          PREMIER PARKS OPERATIONS INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997

      transaction was accounted for as a purchase. As of the acquisition date and after giving effect to the purchase, $6,623,000 of deferred tax liabilities were recognized for the tax consequences attributable to the differences between the financial statement carrying amounts and the tax basis of Stuart's assets and liabilities. Approximately $10,484,000 of costs in excess of the fair value of the net assets acquired were recorded as goodwill.

      On November 7, 1997, the Company acquired Kentucky Kingdom--The Thrill Park ("Kentucky Kingdom") for a preliminary purchase price of $64,000,000 of which $4,831,000 was paid through the issuance of 243,342 shares of Holdings' common stock. As a result of 1998 revenues exceeding levels specified in the purchase agreement, the Company was required to issue the former owners of Kentucky Kingdom an additional 337,000 shares of Holdings' common stock in April 1999, of which approximately 126,000 shares of Holdings' common stock were placed in an escrow account to offset potential pre-acquisition claims by the Company. The Company would have been required to issue additional shares of Holdings' common stock based upon the level of revenues at Kentucky Kingdom during 1999 and 2000. During 1999, the Company and the sellers of Kentucky Kingdom reached a new agreement pursuant to which the Company agreed to pay the sellers $4,300,000, of which $1,250,000 was placed in escrow. A portion of this payment represented proceeds of the sale of the 126,000 shares of Holdings' common stock previously placed in escrow. In consideration of the foregoing, the sellers released the Company from any further obligations under the acquisition agreement, including the obligation to issue additional shares of Holdings' common stock based on 1999 and 2000 revenues of Kentucky Kingdom. The acquisition was accounted for as a purchase. The purchase price, as adjusted, was primarily allocated to property and equipment with $16,306,000 of costs recorded as goodwill.

      The following summarized unaudited pro forma results of operations for the years ended December 31, 1999 and 1998, assume that the Six Flags, Walibi, Reino Aventura, Splashtown and Movie World acquisitions, and the related transactions occurred as of January 1, 1998.

                                                         1999           1998
                                                    -------------  -------------
                                                              (Unaudited)
                                                            (In thousands)
          Total revenues                            $  975,859        897,766
          Income (loss) before extraordinary loss        8,650        (32,300)

      The following summarized unaudited pro forma results of operations for the years ended December 31, 1998 and 1997, assume that the Six Flags Acquisition, the acquisition of Walibi, the acquisition of Kentucky Kingdom, and the related financings occurred as of January 1, 1997.

                                                         1998           1997
                                                    -------------  -------------
                                                              (Unaudited)
                                                            (In thousands)

          Total revenues                            $  816,505        793,467
          Income (loss) before extraordinary loss      (22,795)       (28,209)


                                      F-14                           (Continued)

                          PREMIER PARKS OPERATIONS INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997

(3)   Fair Value of Financial Instruments

      The recorded amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and payable to parent company approximate fair value because of the short maturity of these financial instruments. As of December 31, 1998, the fair value of the Company's restricted-use investments was approximately $184,930,000. The fair value was determined using quoted market prices. The fair value estimates, methods, and assumptions relating to the Company's debt financial instruments are discussed in Note 7.

(4)   Property and Equipment

      Property and equipment, at cost, are classified as follows:

                                                  1999             1998
                                            --------------    -------------
            Land                            $  332,942,000      273,723,000
            Buildings and improvements         680,545,000      464,981,000
            Rides and attractions            1,058,918,000      788,753,000
            Equipment                          186,790,000      124,533,000
                                            --------------    -------------
            Total                            2,259,195,000    1,651,990,000
            Less accumulated depreciation      207,040,000      104,595,000
                                            --------------    -------------
                                            $2,052,155,000    1,547,395,000
                                            ==============    =============

(5)   Investment in Theme Parks

      The following reflects the summarized assets, liabilities, and equity as of December 31, 1999 and 1998 and the results of Six Flags Marine World. Previous periods are not presented as the lease agreement with the owner of Six Flags Marine World, which established a revenue sharing arrangement in which the Company participates, became effective at the beginning of the 1998 operating season. The following information does not include results of the Warner Bros. Movie World theme park being constructed in Spain as it is not yet in operation.

                                                        1999            1998
                                                    ------------   ------------

            Assets:
                Current assets                      $ 16,888,000     18,640,000
                Property and equipment, net          116,042,000     94,793,000
                Other assets                          23,336,000     24,277,000
                                                    ------------   ------------
                   Total assets                     $156,266,000    137,710,000
                                                    ============    ===========

            Liabilities and equity:
                Current liabilities                 $ 12,467,000     13,191,000
                Long-term debt                        61,985,000     68,950,000
                Equity                                81,814,000     55,569,000
                                                    ------------   ------------
                Total liabilities and equity        $156,266,000    137,710,000
                                                    ============    ===========


                                      F-15                           (Continued)

                          PREMIER PARKS OPERATIONS INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997


                                                          1999          1998
                                                      -----------    ----------
            Revenue                                   $57,654,000    48,094,000
                                                      -----------    ----------
            Expenses:
                Operating expenses                     24,375,000    20,611,000
                Selling, general and administrative     9,401,000     9,209,000
                Costs of products sold                  6,071,000     5,597,000
                Depreciation and amortization           4,614,000     6,691,000
                Interest expense, net                   4,753,000     4,780,000
                Other expense                             551,000     1,422,000
                                                      -----------    ----------
                    Total                              49,765,000    48,310,000
                                                      -----------    ----------
            Net income (loss)                         $ 7,889,000      (216,000)
                                                      ===========    ==========

      The Company's share of operations of Six Flags Marine World for the years ended December 31, 1999 and 1998 were $10,651,000 and $4,567,000, prior to depreciation and amortization charges of $3,576,000 and $1,515,000, respectively. A substantial difference exists between the carrying value of the Company's investment in the theme parks and the Company's share of the net book value of the theme parks. The difference is being amortized over the expected useful life of the rides and equipment installed by the Company at Six Flags Marine World. The long-term debt reflected above is an obligation of the other parties that have an interest in Six Flags Marine World and is not guaranteed by the Company.

(6)   Derivative Financial Instruments

      Holdings and the Company historically have had only limited involvement with derivative financial instruments, entering into contracts to manage the variability of foreign-currency exchange rates.

      Foreign currency forward purchase agreements are used to reduce the potential impact of changes in foreign currency exchange rates on the cost of rides and equipment purchased from European suppliers. As of December 31, 1999 and 1998, Holdings had entered into forward purchase agreements for the benefit of the Company. At December 31 1999, Holdings was a party to forward purchase agreements of European currencies with terms expiring in 2000. The agreements require Holdings to purchase European currencies from the counterparties (three large financial institutions) at specified intervals, for approximately $63,255,000. The specified transaction intervals coincide with the dates that payments are expected to be made related to the capital expenditures being paid through use of a foreign currency. At December 31, 1998, Holdings was a party to two forward purchase agreements of European currencies with terms that expired in 1999. The agreements required Holdings to purchase European currencies from the counterparties (an investment bank and a large financial institution), at specified intervals, for approximately $17,679,000. The specified transaction intervals coincided with the dates that payments were expected to be made related to the capital expenditures being paid through use of a foreign currency.

      The fair value of the forward purchase agreements was $58,000 and $577,000 at December 31, 1999 and 1998, respectively. The fair value is estimated using values provided by the counterparties based upon quoted exchange rates for forward purchases.


                                      F-16                           (Continued)

                          PREMIER PARKS OPERATIONS INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997

      In February 2000, the Company entered into three interest rate swap agreements that effectively convert the Company's $600,000,000 term loan component of the New Credit Facility (see Note 7(g)) into a fixed rate obligation. The terms of the agreements, each of which has a notional amount of $200,000,000, begin March 2000 and expire from December 2001 to March 2002. The Company's term loan borrowings bear interest based upon the LIBOR rate. The Company's interest rate swap arrangements are designed to "lock-in" the LIBOR component at rates ranging from 6.615% to 6.780% depending on the applicable agreement. Two of the agreements have a feature that negates the interest rate swap for a ninety-day period if LIBOR rates exceed 7.5%, while the remaining agreement limits the interest rate swap at the 7.5% rate. The counterparties to these transactions are major financial institutions, which minimizes the credit risk.

      Holdings and the Company are exposed to credit losses in the event of nonperformance by the counterparties to the forward purchase and interest rate swap agreements. Holdings and the Company anticipate, however, that counterparties will fully satisfy their obligations under the contracts. Holdings and the Company do not obtain collateral to support their financial instruments but monitors the credit standing of the counterparties.

(7)   Long-Term Debt

      At December 31, 1999 and 1998, long-term debt consists of:

                                                                                                    1999             1998
                                                                                              --------------    -------------
            Long-term debt:
                1995 Notes due 2003 (a)                                                       $           --       90,000,000
                1997 Notes due 2007 (b)                                                          125,000,000      125,000,000
                Premier Credit Facility (c)                                                               --      200,000,000
                SFEC Notes (d)                                                                   170,000,000      170,000,000
                SFEC Zero Coupon Notes (d)                                                                --      182,877,000
                SFTP Senior Subordinated Notes (e)                                                        --      321,167,000
                Six Flags Credit Facility (f)                                                             --      409,750,000
                New Credit Facility (g)                                                          892,000,000               --
                Other                                                                             10,239,000       14,500,000
                                                                                              --------------    -------------
                                                                                               1,197,239,000    1,513,294,000
            Less current portion, in 1998 primarily the SFEC Zero Coupon Notes
                (carrying value of $182,877,000 as of December 31, 1998) which had
                been prefunded with restricted-use investments (which also matured in 1999)        2,055,000      198,038,000
                                                                                              --------------    -------------
                                                                                              $1,195,184,000    1,315,256,000
                                                                                              ==============    =============

      (a) In August 1995, Premier Operations issued $90,000,000 principal amount of senior notes (the "1995 Notes"). In June 1999, a capital contribution from Holdings was utilized to repurchase and redeem these notes. An extraordinary loss of $5,778,000, net of tax benefit of $3,852,000, was recognized from the early extinguishment. The 1995 Notes were senior unsecured obligations of Premier Operations, and were scheduled to mature on August 15, 2003. The 1995 Notes accrued interest at 12% per annum payable semiannually and were guaranteed on a senior, unsecured, joint and several basis by all of Premier Operations' principal domestic subsidiaries.


                                      F-17                           (Continued)

                          PREMIER PARKS OPERATIONS INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997

      (b) On January 31, 1997, Premier Operations issued $125,000,000 of senior notes due January 2007 (the "1997 Notes"). The 1997 Notes are senior unsecured obligations of Premier Operations and were equal to the 1995 Notes in priority upon liquidation. The 1997 Notes bear interest at 9 3/4% per annum payable semiannually and are redeemable, at Premier Operations' option, in whole or in part, at any time on or after January 15, 2002, at varying redemption prices. The 1997 Notes are guaranteed on a senior, unsecured, joint and several basis by all of Premier Operations' principal domestic subsidiaries.

            The indenture limits the ability of Premier Operations and its subsidiaries to dispose of assets; incur additional indebtedness or liens; pay dividends; engage in mergers or consolidations; and engage in certain transactions with affiliates. A portion of the proceeds were used to pay in full all amounts outstanding under Premier Operations' then outstanding credit facility.

            All obligations under the 1997 Notes and the related indenture remained as obligations of Premier Operations and were not assumed by Holdings after the 1998 Merger.

      (c) In March 1998, Premier Operations entered into the Premier Credit Facility and terminated its then outstanding $115,000,000 credit facility, resulting in a $788,000 extraordinary loss, net of tax benefit of $526,000, in the first quarter of 1998 in respect of debt issuance costs related to the terminated facility. The Premier Credit Facility was terminated in November 1999 in connection with the New Credit Facility. See Note 7(g). At December 31, 1998, Premier Operations had borrowed $200,000,000 under the Premier Credit Facility, in part to fund the acquisition of Walibi. The Premier Credit Facility included a five-year $75,000,000 revolving credit facility (none of which was outstanding at December 31, 1998), a five-year $100,000,000 term loan facility (subsequently reduced to $75,000,000) and an eight-year $125,000,000 term loan facility (which was fully drawn as of December 31, 1998). Borrowings under the Premier Credit Facility were guaranteed by Premier Operations' domestic subsidiaries and secured by substantially all of the assets of Premier Operations and such subsidiaries (other than real estate).

      (d) On April 1, 1998, the Company issued $170,000,000 principal amount of SFEC Notes, which are senior obligations of the Company. The SFEC Notes are guaranteed on a fully subordinated basis by Holdings. The SFEC Notes require annual interest payments of approximately $15,100,000 (8 7/8% per annum) and, except in the event of a change of control of the Company and certain other circumstances, do not require any principal payments prior to their maturity in 2006. The SFEC Notes are redeemable, at the Company's option, in whole or in part, at any time on or after April 1, 2002, at varying redemption prices. The net proceeds of the SFEC Notes, together with other funds, were invested in restricted-use securities to provide for the repayment in full on or before December 15, 1999 of pre-existing notes of SFEC (with a carrying value of $182,877,000 at December 31, 1998). The pre-existing notes of SFEC were paid in full using the restricted-use securities on December 15, 1999.

            The indenture under which the SFEC Notes were issued limits the ability of the Company and its subsidiaries to dispose of assets; incur additional indebtedness or liens; pay dividends; engage in mergers or consolidations; and engage in certain transactions with affiliates. In November 1999, SFEC merged into Premier Operations, which assumed the obligations of SFEC under the SFEC Notes and the related indenture.


                                      F-18                           (Continued)

                          PREMIER PARKS OPERATIONS INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997

      (e) The SFTP Senior Subordinated Notes were senior subordinated obligations of SFTP in an aggregate principal amount of $285,000,000. In June 1999, a capital contribution from Holdings was used to repurchase and retire these notes. An extraordinary loss of $304,000, net of tax benefit of $202,000, was recognized from the early extinguishment. The SFTP Senior Subordinated Notes were issued at a discount and effective in 1999 required annual interest payments of approximately $34,900,000 per annum (12 1/4% per annum). The first interest payment was paid in December 1998. As a result of the application of purchase accounting, the carrying value of the SFTP Senior Subordinated Notes was increased to $318,500,000, which was the estimated fair value at the acquisition date of April 1, 1998. The premium that resulted from the adjustment of the carrying value was amortized as a reduction to interest expense and resulted in an effective interest rate of approximately 9 3/4%.

      (f) On April 1, 1998, SFTP entered into the Six Flags Credit Facility. The facility was terminated in November 1999 in connection with the New Credit Facility. See Note 7(g). The Six Flags Credit Facility included (i) a $100,000,000 five-year revolving credit facility used to refinance Six Flags bank indebtedness as of April 1, 1998 and for working capital and other general corporate purposes and (ii) a $372,000,000 term loan facility. Borrowings under the Six Flags Credit Facility were secured by substantially all of the assets of SFTP and its subsidiaries and a pledge of the stock of SFTP, and were guaranteed by such subsidiaries and SFEC.

      (g) On November 5, 1999, SFTP entered into the New Credit Facility and, in connection therewith, SFEC merged into Premier Operations and SFTP became a subsidiary of Premier Operations. The New Credit Facility includes a $300,000,000 five-year revolving credit facility (none of which was outstanding at December 31, 1999), a $300,000,000 five-and-one-half-year multicurrency reducing revolver facility (of which $292,000,000 was outstanding at December 31, 1999) and a $600,000,000 six-year term loan (all of which was borrowed at December 31, 1999). Borrowings under the five-year revolving credit facility must be repaid in full for thirty consecutive days each year. The interest rate on borrowings under the New Credit Facility can be fixed for periods ranging from one to six months. At the Company's option the interest rate is based upon specified levels in excess of the applicable base rate or LIBOR. At December 31, 1999, the interest rate on the borrowings was 8.88%. The multicurrency facility, which permits optional prepayments and reborrowings, requires quarterly mandatory repayments of 2.5% of the outstanding amount thereof commencing on December 31, 2001, 5.0% commencing on December 31, 2002, 7.5% commencing on December 31, 2003 and 20.0% commencing on December 31, 2004. The term loan facility requires quarterly repayments of 0.25% of the outstanding amount thereof commencing on December 31, 2001 and 24.25% commencing on December 31, 2004. A commitment fee of .50% of the unused credit of the facility is due quarterly in arrears. The principal borrower under the facility is SFTP, and borrowings under the New Credit Facility are guaranteed by Holdings, Premier Operations and all of Premier Operations' domestic subsidiaries and are secured by substantially all of Premier Operations' domestic assets. See Note 6 regarding interest rate hedging activities.

            The New Credit Facility contains restrictive covenants that, among other things, limit the ability of Premier Operations and its subsidiaries to dispose of assets; incur additional indebtedness or liens; repurchase stock; make investments; engage in mergers or consolidations; pay dividends, except that (subject to covenant compliance) dividends will be permitted to allow Holdings to meet cash interest obligations with respect to its long-term debt ($1,007,749,000 as of


                                      F-19                           (Continued)

                          PREMIER PARKS OPERATIONS INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997

            December 31, 1999), cash dividend payments on its preferred stock ($23,288,000 in 2000) and its obligations to the limited partners in the Partnership Parks, and engage in certain transactions with subsidiaries and affiliates. In addition, the New Credit Facility requires that Premier Operations comply with certain specified financial ratios and tests.

            On November 5, 1999, the Company borrowed $892,000,000 under the New Credit Facility principally to repay all amounts outstanding under the Premier Credit Facility and the Six Flags Credit Facility and to provide funds to consummate the November 1999 transactions with Warner Bros. described in Note 2. The termination of the Premier and Six Flags Credit Facilities resulted in an extraordinary loss in respect of the debt issuance costs related thereto of $5,214,000, net of tax benefit of $3,476,000.

            Annual maturities of long-term debt during the five years subsequent to December 31, 1999, are as follows:

                   2000                                     $      2,055,000
                   2001                                            9,834,000
                   2002                                           43,464,000
                   2003                                           72,518,000
                   2004 and thereafter                         1,069,368,000
                                                            ----------------
                                                            $  1,197,239,000
                                                            ================

            The fair value of the Company's long-term debt is estimated by using quoted prices or discounted cash flow analyses based on current borrowing rates for debt with similar maturities. Under the above assumptions the estimated fair value of long-term debt at December 31, 1999 and 1998 is approximately $1,196,015,000 and
            $1,531,047,000, respectively.

            Premier Operations is the issuer of the 1997 Notes described in (b) above. The domestic subsidiaries of Premier Operations guarantee the 1997 Notes on a full, unconditional, and joint and several basis. The information for Premier Operations contains the assets, liabilities, results of operations and cash flows of Premier Operations and its domestic subsidiaries as if the merger of SFEC into Premier Operations had occurred on January 1, 1999. The non-guarantor group is comprised of the assets, liabilities, results of operations and cash flows of Premier Operations' foreign subsidiaries that are not guarantors of any of the debt described in (a) through (g) above.

                                      F-20                           (Continued)

                          PREMIER PARKS OPERATIONS INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997

                                                                     Premier            Non-
                                                                   Operations        Guarantors       Eliminations           Total
                                                                   ----------        ----------        ----------         ----------
                                                                                            (in thousands)
Assets:
   Cash and cash equivalents                                       $   97,724            20,287                --            118,011
   Other current assets                                                47,655            16,054                --             63,709
                                                                   ----------        ----------        ----------         ----------
         Total current assets                                         145,379            36,341                --            181,720
Other assets                                                          299,677               796          (208,669)            91,804
Investment in subsidiaries                                            158,076                --          (158,076)                --
Investment in theme parks                                              92,332                --                --             92,332
Property and equipment, net                                         1,694,710           357,445                --          2,052,155
Intangible assets, net                                              1,159,161            93,944                --          1,253,105
                                                                   ----------        ----------        ----------         ----------
Total assets                                                       $3,549,335           488,526          (366,745)         3,671,116
                                                                   ==========        ==========        ==========         ==========
Liabilities and stockholder's equity:
   Current portion of long-term debt                               $    1,376               679                --              2,055
   Payable to parent company                                           59,519            40,772                --            100,291
   Other current liabilities                                           83,159            48,187                --            131,346
                                                                   ----------        ----------        ----------         ----------
         Total current liabilities                                    144,054            89,638                --            233,692
Long-term debt                                                      1,190,978           212,875          (208,669)         1,195,184
Other long-term liabilities                                            39,736             2,024                --             41,760
Deferred income taxes                                                 132,737            25,913                --            158,650
Stockholder's equity                                                2,041,830           158,076          (158,076)         2,041,830
                                                                   ----------        ----------        ----------         ----------
Total liabilities and stockholder's equity                         $3,549,335           488,526          (366,745)         3,671,116
                                                                   ==========        ==========        ==========         ==========
Revenue:
   Theme park admissions                                           $  445,046            55,371                --            500,417
   Theme park food, merchandise
     and other                                                        385,532            41,035                --            426,567
                                                                   ----------        ----------        ----------         ----------
         Total revenue                                                830,578            96,406                --            926,984
                                                                   ----------        ----------        ----------         ----------
Operating costs and expenses:
   Operating expenses                                                 311,903            41,825                --            353,728
   Selling, general and administrative                                137,226            16,023                --            153,249
   Costs of products sold                                              81,887             8,812                --             90,699
   Depreciation and amortization                                      135,637            18,038                --            153,675
                                                                   ----------        ----------        ----------         ----------
     Total operating costs and expenses                               666,653            84,698                --            751,351
                                                                   ----------        ----------        ----------         ----------
     Income from operations                                           163,925            11,708                --            175,633
                                                                   ----------        ----------        ----------         ----------


                                      F-21                           (Continued)

                          PREMIER PARKS OPERATIONS INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997

                                                               Premier             Non-
                                                             Operations         Guarantors          Eliminations           Total
                                                            -----------         -----------         -----------         -----------
                                                                                        (in thousands)
Other income (expense):
   Interest expense                                         $  (114,512)             (6,238)              5,017            (115,733)
   Interest income                                               18,022                 196              (5,017)             13,201
   Equity in operations of theme parks                            7,075                  --                  --               7,075
   Other income (expense)                                        (4,119)                568                  --              (3,551)
                                                            -----------         -----------         -----------         -----------
       Total other income (expense)                             (93,534)             (5,474)                 --             (99,008)
                                                            -----------         -----------         -----------         -----------
       Income before income taxes                                70,391               6,234                  --              76,625
Income tax expense                                               40,133               4,130                  --              44,263
                                                            -----------         -----------         -----------         -----------
       Income before extraordinary loss                          30,258               2,104                  --              32,362
Extraordinary loss on extinguishment
   of debt, net of income tax benefit                           (11,296)                 --                  --             (11,296)
                                                            -----------         -----------         -----------         -----------
       Net income                                           $    18,962               2,104                  --              21,066
                                                            ===========         ===========         ===========         ===========
Cash flow information:
   Operating cash flows                                     $   167,492              31,363                  --             198,855
                                                            -----------         -----------         -----------         -----------
Cash flows from investing activities:
   Additions to property and equipment                         (369,136)            (33,265)                 --            (402,401)
   Investment in theme parks                                    (28,925)                 --                  --             (28,925)
   Acquisition of theme park assets                             (26,701)             (7,877)                 --             (34,578)
   Acquisitions of theme park companies                         (63,090)           (180,653)                789            (242,954)
   Investment in subsidiaries                                  (158,743)                 --             158,743                  --
   Maturities of restricted-use
     investments                                                192,250                  --                  --             192,250
                                                            -----------         -----------         -----------         -----------
                                                               (454,345)           (221,795)            159,532            (516,608)
                                                            -----------         -----------         -----------         -----------
Cash flows from financing activities:
   Repayment of long-term debt                               (1,286,792)            (19,801)             14,683          (1,291,910)
   Proceeds from borrowings                                     962,000             162,769            (162,769)            962,000
   Capital contributions                                        607,632              10,657             (10,657)            607,632
   Increase in payable to parent company                         60,383              39,908                  --             100,291
   Payment of debt issuance costs                               (19,310)                 --                  --             (19,310)
                                                            -----------         -----------         -----------         -----------
                                                                323,913             193,533            (158,743)            358,703
   Effect of exchange rate changes
     on cash                                                         --              (3,106)                 --              (3,106)
                                                            -----------         -----------         -----------         -----------
   Increase (decrease) in cash and cash
     equivalents                                            $    37,060                  (5)                789              37,844
                                                            ===========         ===========         ===========         ===========


                                      F-22                           (Continued)

                          PREMIER PARKS OPERATIONS INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997

(8)   Termination Fee

      During October 1997, the Company entered into an agreement with the limited partner of the partnership that owned the Six Flags Over Texas theme park. The general terms of the agreement were for the Company to become the managing general partner of the partnership, to manage the operations of the park, to receive a portion of the income from such operations, and to purchase limited partnership units over the term of the agreement. The provisions of the agreement also granted the Company an option to purchase all of the partnership interests in the partnership at the end of the agreement.

      The agreement was non-exclusive and contained a termination fee of $10,750,000 payable to the Company in the event the agreement was terminated. Subsequent to the Company's agreement with the limited partners, the prior operator of the theme park also reached an agreement with the limited partners. The Company received the termination fee in December 1997 and has included the termination fee, net of $2,386,000 of expenses associated with the transaction, as a component of other income (expense) in the accompanying 1997 consolidated statement of operations.

(9)   Income Taxes

      Income tax expense (benefit) allocated to operations for 1999, 1998 and 1997 consists of the following:

                               Current          Deferred           Total
                             ------------       ----------      ----------
      1999:
      U.S. federal           $   (683,000)      35,462,000      34,779,000
      Foreign                   1,058,000        3,072,000       4,130,000
      State and local            (591,000)       5,945,000       5,354,000
                             ------------       ----------      ----------
                             $   (216,000)      44,479,000      44,263,000
                             ============       ==========      ==========

      1998:
      U.S. federal           $   (564,000)      34,734,000      34,170,000
      Foreign                   1,049,000        5,146,000       6,195,000
      State and local           1,007,000        5,262,000       6,269,000
                             ------------       ----------      ----------
                             $  1,492,000       45,142,000      46,634,000
                             ============       ==========      ==========

      1997:
      U.S. federal           $  2,505,000        6,060,000       8,565,000
      State and local             373,000          677,000       1,050,000
                             ------------       ----------      ----------
                             $  2,878,000        6,737,000       9,615,000
                             ============       ==========      ==========


                                      F-23                           (Continued)

                          PREMIER PARKS OPERATIONS INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997


      Recorded income tax expense allocated to operations differed from amounts computed by applying the U.S. federal income tax rate of 35% in 1999, 1998 and 1997 to income before income taxes as follows:

                                                                              1999                1998                 1997
                                                                          -----------         -----------          -----------
      Computed "expected" federal income tax expense                      $26,819,000          31,725,000            8,300,000
      Amortization of goodwill                                             11,973,000           9,970,000              327,000
      Other, net                                                            1,131,000            (128,000)             200,000
      Effect of foreign income taxes                                        1,215,000           1,645,000                   --
      Effect of state and local income taxes, net of
          federal tax benefit                                               3,125,000           3,422,000              788,000
                                                                          -----------         -----------          -----------
                                                                          $44,263,000          46,634,000            9,615,000
                                                                          ===========         ===========          ===========

      An income tax benefit of $7,530,000 was allocated to extraordinary loss for 1999. The U.S. federal benefit component was $6,539,000 and the state and local benefit component was $991,000. There were no foreign extraordinary losses in 1999. An income tax benefit of $526,000 was allocated to extraordinary loss for 1998. The U.S. federal benefit component was $457,000 and the state and local benefit component was $69,000. There were no foreign extraordinary losses in 1998.

      Substantially all of the Company's future taxable temporary differences (deferred tax liabilities) relate to the different financial accounting and tax depreciation methods and periods for property and equipment. The Company's net operating loss carryforwards, alternative minimum tax credits, accrued insurance expenses, and deferred compensation amounts represent future income tax deductions (deferred tax assets). The tax effects of these temporary differences as of December 31, 1999 and 1998, are presented below:

                                                                                             1999                      1998
                                                                                         ------------             ------------
      Deferred tax assets before valuation allowance                                     $174,374,000              162,401,000
      Less valuation allowance                                                              1,196,000                1,196,000
                                                                                         ------------             ------------
      Net deferred tax assets                                                             173,178,000              161,205,000
      Deferred tax liabilities                                                            331,828,000              315,773,000
                                                                                         ------------             ------------
      Net deferred tax liability                                                         $158,650,000              154,568,000
                                                                                         ============             ============

      The Company's deferred tax liability results from the financial carrying amounts for property and equipment being substantially in excess of the Company's tax basis in the corresponding assets. The majority of the Company's property and equipment is depreciated over a 7-year period for tax reporting purposes and a longer 20- to 25-year period for financial purposes. The faster tax depreciation has resulted in tax losses which can be carried forward to future years to offset future taxable income. Because most of the Company's depreciable assets' financial carrying amounts and tax basis difference will reverse before the expiration of the Company's net operating loss carryforwards and taking into account the Company's projections of future taxable income over the same period, management believes that the Company will more likely than not realize the benefits of these net future deductions.


                                      F-24                           (Continued)

                          PREMIER PARKS OPERATIONS INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997

      As of December 31, 1999, the Company has approximately $484,000,000 of net operating loss carryforwards available for federal income tax purposes which expire through 2019. Included are net operating loss carryforwards of $3,400,000 which are not expected to be utilized as a result of an ownership change that occurred on October 30, 1992. A valuation allowance for the pre-October 1992 net operating loss carryforwards has been established. Additionally at December 31, 1999, the Company had approximately $7,537,000 of alternative minimum tax credits which have no expiration date.

      The Company has experienced ownership changes within the meaning of the Internal Revenue Code Section 382 and the regulations thereunder. The Company experienced an additional ownership change on June 4, 1996, as a result of the issuance of shares of common stock and the conversion of preferred stock into additional shares of common stock. This ownership change limits the amount of the Company's post-October 1992 through June 1996 net operating loss carryforwards that can be used in any year.

      Included in the Company's tax net operating loss carryforward amounts are approximately $249,353,000 of net operating loss carryforwards of Six Flags generated prior to its acquisition by the Company. Six Flags experienced an ownership change on April 1, 1998 as a result of the Six Flags Acquisition. Due to this ownership change, no more than $49,200,000 of pre-acquisition net operating loss carryforwards may be used to offset taxable income in any year; however, it is more likely than not that all of the Company's carryforwards generated subsequent to October 1992 and all of the Six Flags' carryfowards will be fully utilized by the Company before their expiration.

      During 1999, the Company reduced goodwill by approximately $1,700,000 for the tax benefit from certain reimbursed costs arising from contingencies related to the Six Flags Acquisition.

      The Company and Holdings have entered into a tax-sharing agreement whereby the Company pays to Holdings the Company's portion of Holdings' current tax expense. No amounts were paid to Holdings during each of the years ended December 31, 1999 or 1998.

(10)  Stockholders' Equity

      Common Stock

      Subsequent to the 1998 Merger, the Company has authorized 1,000 shares of common stock, par value $0.05 per share, with 1,000 shares outstanding, all of which are held by Holdings.

(11)  Pension Benefits

      As part of the acquisition of Six Flags by Holdings on April 1, 1998, the obligations related to the Six Flags Defined Benefit Plan (the "Benefit Plan") were assumed. The Benefit Plan covered substantially all of Six Flags' full-time employees. During 1999 the Benefit Plan was extended to cover substantially all of the Company's domestic full-time employees. The Benefit Plan permits normal retirement at age 65, with early retirement at ages 55 through 64 upon attainment of ten years of credited service. The early retirement benefit is reduced for benefits commencing before age 62.


                                      F-25                           (Continued)

                          PREMIER PARKS OPERATIONS INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997

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

      The following table sets forth the aggregate funded status of the Benefit Plan and the related amounts recognized in the Company's consolidated balance sheets:

                                                                                               1999                   1998
                                                                                           ------------          ------------
        Change in benefit obligation:
          Benefit obligation, January 1, 1999 and April 1, 1998                            $ 74,658,000            68,712,000
          Service cost                                                                        3,644,000             2,444,000
          Interest cost                                                                       5,459,000             3,808,000
          Plan amendments                                                                     2,723,000                    --
          Actuarial loss                                                                    (12,587,000)              757,000
          Benefits paid                                                                      (1,708,000)           (1,063,000)
                                                                                           ------------          ------------
        Benefit obligation at December 31                                                    72,189,000            74,658,000
                                                                                           ------------          ------------

        Change in plan assets:
          Fair value of assets, January 1, 1999 and April 1, 1998                            87,270,000            85,236,000
          Actual return on plan assets                                                        4,396,000             3,097,000
          Benefits paid                                                                      (1,708,000)           (1,063,000)
                                                                                           ------------          ------------
        Fair value of assets at December 31                                                  89,958,000            87,270,000
                                                                                           ------------          ------------

        Plan assets in excess of benefit obligations                                         17,769,000            12,612,000
        Unrecognized net actuarial loss                                                       5,891,000             3,317,000
        Unrecognized prior service cost                                                       2,463,000                    --
                                                                                           ------------          ------------
        Prepaid benefit cost (included in deposits and other assets)                       $ 14,341,000            15,929,000
                                                                                           ============          ============

      Net pension expense of the Benefit Plan for the year ended December 31, 1999 and the nine-month period ended December 31, 1998, included the following components:

                                                                                               1999                   1998
                                                                                           ------------          ------------
      Service cost                                                                         $  3,643,000             2,444,000
      Interest cost                                                                           5,459,000             3,808,000
      Expected return on plan assets                                                         (7,773,000)           (5,657,000)
      Amortization of prior service cost                                                        260,000                    --
                                                                                           ------------          ------------
      Net periodic benefit cost                                                            $  1,589,000               595,000
                                                                                           ============          ============


                                      F-26                           (Continued)

                          PREMIER PARKS OPERATIONS INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997

      The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation in 1999 and 1998 was 7.75% and 6.75%, respectively. The rate of increase in future compensation levels was 4.75% and 4.5% in 1999 and 1998, respectively. The expected long-term rate of return on assets was 9% each year.

(12)  401(k) Plan

      The Company has a qualified, contributory 401(k) plan (the "401(k) Plan"). All regular employees are eligible to participate in the 401(k) Plan if they have completed one full year of service and are at least 21 years old. The Company matches 100% of the first 2% and 25% of the next 6% of salary contributions made by employees. The accounts of all participating employees are fully vested upon completion of four years of service. The Company recognized approximately $1,718,000, $395,000, and $377,000 of expense in the years ended December 31, 1999, 1998 and 1997, respectively.

      As part of the acquisition of Six Flags by Holdings, the Company assumed the administration of the Six Flags' savings plan. Under the provisions of the Six Flags' savings plan, all full-time and seasonal employees of Six Flags completing one year of service (minimum 1,000 hours) and attaining age 21 were eligible to participate and could contribute up to 6% of compensation as a tax deferred basic contribution. Each participant could also elect to make additional contributions of up to 10% of compensation (up to 4% tax deferred). Tax deferred contributions to the savings plan could not exceed amounts defined by the Internal Revenue Service ($10,000 for 1999). Both the basic and additional contributions were at all times vested. Six Flags, at its discretion, could make matching contributions of up to 100% of its employees' basic contributions. Six Flags made $743,000 in contributions for the 1998 plan year. During the first quarter of 1999, the Six Flags' savings plan was merged into the Company's 401(k) Plan.

(13)  Six Flags Marine World

      In April 1997, Premier Operations became manager of Marine World (subsequently renamed Six Flags Marine World), then a marine and exotic wildlife park located in Vallejo, California, pursuant to a contract with an agency of the City of Vallejo under which the Company is entitled to receive an annual base management fee of $250,000 and up to $250,000 annually in additional management fees based on park revenues. In November 1997, the Company exercised its option to lease approximately 40 acres of land within the site for nominal rent and an initial term of 55 years (plus four ten-year and one four-year renewal options). In 1999 and 1998, the Company added theme park rides and attractions on the leased land, which is located within the existing park, in order to create one fully-integrated regional theme park at the site. The Company is entitled to receive, in addition to the management fee, 80% of the cash flow generated by the combined operations at the park, after combined operating expenses and debt service on outstanding debt obligations relating to the park. The Company also has an option to purchase the entire site commencing in February 2002 at a purchase price equal to the greater of the then principal amount of certain debt obligations of the seller (expected to aggregate $52,000,000 at February 2002) or the then fair market value of the seller's interest in the park (based on a formula relating to the seller's 20% share of Marine World's cash flow).


                                      F-27                           (Continued)

                          PREMIER PARKS OPERATIONS INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997

(14)  Commitments and Contingencies

      The Company leases the sites of Wyandot Lake, Six Flags Mexico, and each of the two Waterworld/USA locations. The Company also leases portions of the sites of Six Flags Kentucky Kingdom, Six Flags Holland, and Movie World Germany. In certain cases rent is based upon percentage of the revenues earned by the applicable park. During 1999, 1998, and 1997, the Company recognized approximately $2,045,000, $1,002,000, and $1,110,000, respectively, of rental expense under these rent agreements.

      Total rental expense, including office space and park sites, was approximately $7,060,000, $7,817,000, and $2,229,000 for the years ended December 31, 1999, 1998, and 1997, respectively.

      In connection with the acquisition of Six Flags by Holdings in 1998, Holdings and the Company entered into a license agreement (the "License Agreement") pursuant to which it obtained the exclusive right for a term of 55 years to theme park use in the United States and Canada (excluding the Las Vegas, Nevada metropolitan area) of all animated, cartoon and comic book characters that Warner Bros. and DC Comics have the right to license for such use during the term of the agreement.

      Under the License Agreement, Holdings pays an annual license fee of $2,500,000 through 2005. Thereafter, the license fee will be subject to periodic scheduled increases and will be payable on a per-theme park basis.

      In December 1998, a final judgment of $197,300,000 in compensatory damages was entered against SFEC, SFTP, Six Flags Over Georgia, Inc. and Time Warner Entertainment Company, L.P. (TWE), and a final judgment of $245,000,000 in punitive damages was entered against TWE and $12,000,000 in punitive damages was entered against the Six Flags entities. The judgements are now the subject of an appeal, which has been briefed and argued before the Georgia Court of Appeals. The judgments arose out of a case entitled Six Flags Over Georgia, LLC et al v. Time Warner Entertainment Company, LP et al based on certain disputed partnership affairs prior to the Six Flags Acquisition at Six Flags Over Georgia, including alleged breaches of fiduciary duty. The sellers in the Six Flags Acquisition, including Time Warner, Inc., have agreed to indemnify the Company from any and all liabilities arising out of this litigation.

      In June 1997, a water slide collapsed at the Company's Waterworld/USA park in Concord, California, resulting in one fatality and the park's closure for twelve days. A series of lawsuits arising out of the incident have been consolidated in California Superior Court under the name Ghilotti, et al. v. WaterWorld USA, et al. The Company has funded its $50,000 self-retention limit in respect of the incident under its then liability insurance policy and, although there can be no assurance, does not expect to pay any additional amounts in connection with this litigation.

      The Company is party to various legal actions arising in the normal course of business. Matters that are probable of unfavorable outcome to the Company and which can be reasonably estimated are accrued. Such accruals are based on information known about the matters, the Company's estimates of the outcomes of such matters and its experience in contesting, litigating and settling similar matters. None of the actions are believed by management to involve amounts that would be material to consolidated financial position, operations, or liquidity after consideration of recorded accruals.


                                      F-28                           (Continued)

                          PREMIER PARKS OPERATIONS INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997

(15)  Business Segments

      The Company manages its operations on an individual park location basis. Discrete financial information is maintained for each park and provided to the Company's management for review and as a basis for decision-making. The primary performance measure used to allocate resources is earnings before interest, tax expense, depreciation, and amortization (EBITDA). All of the Company's parks provide similar products and services through a similar process to the same class of customer through a consistent method. As such, the Company has only one reportable segment - operation of theme parks. The following tables present segment financial information, a reconciliation of the primary segment performance measure to income before income taxes and a reconciliation of theme park revenues to consolidated total revenues. Park level expenses exclude all non-cash operating expenses, principally depreciation and amortization and all non operating expenses.

                                                                               1999                1998                1997
                                                                            ---------           ---------           ---------
                                                                                         (Amounts in thousands)
      Theme park revenues                                                   $ 984,638             839,392             193,531
      Theme park cash expenses                                               (613,859)           (514,001)           (133,302)
                                                                            ---------           ---------           ---------
      Aggregate park EBITDA                                                   370,779             325,391              60,229
      Third-party share of EBITDA from park
          accounted for under the equity method                                (7,356)             (4,730)                 --
      Amortization of investment in theme parks                                (3,376)             (1,515)                 --
      Unallocated net expenses, including
          corporate and expenses from parks
          acquired after completion of the
          operating season                                                    (27,215)            (23,416)             (7,312)
      Termination fee, net of expenses                                             --                  --               8,364
      Depreciation and amortization                                          (153,675)           (109,676)            (19,792)
      Interest expense                                                       (115,733)           (108,969)            (25,714)
      Interest income                                                          13,201              13,559               7,939
                                                                            ---------           ---------           ---------
      Income before income taxes                                            $  76,625              90,644              23,714
                                                                            =========           =========           =========
                                                                               1999                1998                1997
                                                                            ---------           ---------           ---------
                                                                                         (Amounts in thousands)
      Theme park revenues                                                   $ 984,638             839,392             193,531
      Theme park revenues from parks
        accounted for under the equity
        method                                                                (57,654)            (47,593)                 --
      Other revenues                                                               --                  --                 373
                                                                            ---------           ---------           ---------
      Consolidated total revenues                                           $ 926,984             791,799             193,904
                                                                            =========           =========           =========


                                      F-29                           (Continued)

                          PREMIER PARKS OPERATIONS INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997


      Seven of the Company's parks are located in Europe and one is located in Mexico. The Mexico park was acquired in May 1999 and one of the European parks was acquired in November 1999. The following information reflects the Company's long-lived assets and revenue by domestic and foreign categories for 1999 and 1998 (the Company did not have foreign operations prior to March 1998):

                                         Domestic        Foreign         Total
                                         --------       --------       --------
                                                 (Amounts in Thousands)
       1999:
           Long-lived assets           $ 2,955,667       441,925      3,397,592
           Revenues                        830,578        96,406        926,984
       1998:
           Long-lived assets           $ 2,690,330       188,826      2,879,156
           Revenues                        725,042        66,757        791,799

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   March 28, 2000


                                 PREMIER PARKS INC.


                                 By: /s/ Kieran E. Burke
                                     -----------------------------------
                                     Kieran E. Burke
                                     Chairman of the Board
                                     and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the following capacities on the dates indicated.


Signature                Title                                         Date
---------                -----                                         ----

/s/ Kieran E. Burke
-----------------------
Kieran E. Burke          Chairman of the Board, Chief Executive   March 28, 2000
                         Officer (Principal Executive Officer)
                         and Director

/s/ Gary Story
-----------------------
Gary Story               President, Chief Operating               March 28, 2000
                         Officer and Director

/s/ James F. Dannhauser
-----------------------
James F. Dannhauser      Chief Financial Officer                  March 28, 2000
                         (Principal Financial and Accounting
                         Officer) and Director

                                                                           [PPO]

                                  EXHIBIT INDEX

                                                                            Page
                                                                            ----

(3)   Articles of Incorporation and By-Laws:

      *(a)  Certificate of Incorporation of Registrant dated March 25, 1998.

      *(b) Certificate of Ownership and Merger of Six Flags Entertainment Corporation into Registrant, dated November 5, 1999.

      *(c)  By-laws of Registrant.

(4)   Instruments Defining the Rights of Security Holders, Including Indentures:

      (a) Indenture dated as of August 15, 1995, among the Registrant, the subsidiaries of the Registrant named therein and United States Trust Company of New York, as trustee (including the form of Notes) - incorporated by reference from Exhibit 4(2) to the registration statement on Form S-1 (Registration No. 33-62225) of Premier Parks Inc. ("Premier") declared effective on November 9, 1995 (the "Registration Statement").

      (b) Form of First Supplemental Indenture dated as of November 9, 1995 - incorporated by reference from Exhibit 4(2.1) to the Registration Statement.

      (c) Form of Indenture dated as of February 1, 1997, among the Registrant and The Bank of New York, as trustee (including the form of Notes) - incorporated by reference from Exhibit 4(l) to Premier's Registration Statement on Form S-2 (Reg. No. 333-16763) declared effective on January 27, 1997.

      (d) Form of Second Supplemental Indenture dated January 21, 1997 - incorporated by reference form Exhibit 4(n) to Premier's Registration Statement on Form S-2 (Reg. No. 333-16763) declared effective on January 27, 1997.

      (e) Indenture dated as of April 1, 1998 between Premier, Registrant and The Bank of New York, as Trustee with respect to Registrant's 8 7/8% Senior Discount Notes due 2006 - incorporated by reference from
            Exhibit 4(q) to Premier's Registration Statement on Form S-3 (No. 333-45859) declared effective on March 26, 1998.

(10)  Material Contracts:

      (a) Agreement of Limited Partnership of 229 East 79th Street Associates LP dated July 24, 1987, together with amendments thereto dated, respectively, August 31, 1987, October 21, 1987, and December 21, 1987 - incorporated by reference from Exhibit 10(i) to Form 10-K of Premier for year ended December 31, 1987.

      (b) Agreement of Limited Partnership of Frontier City Partners Limited Partnership, dated October 18, 1989, between Frontier City Properties, Inc. as general partner, and the Registrant and Frontier City Properties, Inc. as limited partners - incorporated by reference from Exhibit 10(g) to Premier's Current Report on Form 8-K dated October 18, 1989.

                                                                           [PPO]

      (c) Lease Agreement dated December 22, 1995 between Darien Lake Theme Park and Camping Resort, Inc. and The Metropolitan Entertainment Co., Inc. - incorporated by reference from Exhibit 10(o) to Form 10-K of Premier for the year ended December 31, 1995.

      (d) Consulting and Non-Competition Agreement, dated October 30, 1996, between Registrant and Arnold S. Gurtler - incorporated by reference from Exhibit 10(u) to Premier's Registration Statement on Form S-2 (Reg. No. 333-16573) declared effective on January 27, 1997.

      (e) Non-Competition Agreement, dated as of October 30, 1996 between the Registrant and Ascent Entertainment Group, Inc. - incorporated by reference from Exhibit 10(s) to Premier's Registration Statement on Form S-2 (Reg. No. 333-16573) declared effective on January 27, 1997.

      (f) Consulting Agreement, dated December 4, 1996, between the Registrant and Charles R. Wood - incorporated by reference from Exhibit 10(b) to Premier's Current Report on Form 8-K, dated December 13, 1996.

      (g) Non-Competition Agreement dated as of December 4, 1996 between the Registrant and Charles R. Wood - incorporated by reference from
            Exhibit 10(c) of Premier's Current Report on Form 8-K, dated December 13, 1996.

      (h) Stock Purchase Agreement dated as of December 4, 1996, among the Registrant, Stuart Amusement Company, Edward J. Carroll, Jr., and the Carroll Family Limited Partnership - incorporated by reference from Exhibit 10(y) to Premier's Registration Statement on Form S-2 (Reg. No. 333-16573) declared effective on January 27, 1997.

      (i) 1997 Management Agreement Relating to Marine World, by and between the Marine World Joint Powers Authority and Park Management Corp, dated as of the 1st day of February, 1997 - incorporated by reference from Exhibit 10 (aa) to Form 10-K of Premier for year ended December 31, 1997.

      (j) Purchase Option Agreement among City of Vallejo, Marine World Joint Powers Authority and Redevelopment Agency of the City of Vallejo, and Park Management Corp., dated as of August 29, 1997 - incorporated by reference from Exhibit 10 (ab) to Form 10-K of Premier for year ended December 31, 1997.

      (k) Letter Agreement, dated November 7, 1997, amending 1997 Management Agreement Relating to Marine World, by and between the Marine World Joint Powers Authority and Park Management Corp., dated as of the 1st day of February, 1997 - incorporated by reference from Exhibit 10 (ac) to Form 10-K of Premier for year ended December 31, 1997.

      (l) Reciprocal Easement Agreement between Marine World Joint Powers Authority and Park Management Corp., dated as of November 7, 1997 - incorporated by reference from Exhibit 10 (ad) to Form 10-K of Premier for year ended December 31, 1997.

      (m) Parcel Lease between Marine World Joint Powers Authority and Park Management Corp., dated as of November 7, 1997 - incorporated by reference from Exhibit 10 (ae) to Form 10-K of Premier for year ended December 31, 1997.

                                                                           [PPO]

      (n) Stock Purchase Agreement dated as of September 26, 1997, among Registrant, Kentucky Kingdom, Inc., Hart-Lunsford Enterprises, LLC, and Edward J. Hart - incorporated by reference from Exhibit 10.1 to Premier's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

      (o) Stock Purchase Agreement dated as of December 15, 1997, between the Registrant and Centrag S.A., Karaba N.V. and Westkoi N.V. - incorporated by reference from Exhibit 10.1 to Premier's Current Report on Form 8-K dated December 15, 1997.

      (p) Agreement and Plan of Merger dated as of February 9, 1998, by and among the Registrant, Six Flags Entertainment Corporation and others
            - incorporated by reference from Exhibit 10(a) to Premier's Current Report on Form 8-K dated February 9, 1998.

      (q) Agreement and Plan of Merger dated as of February 9, 1998 by and among Premier Parks Inc., Premier Parks Holdings Corporation and Premier Parks Merger Corporation - incorporated by reference from
            Exhibit 2.1 to Premier's Current Report on Form 8-K dated March 25, 1998.

      (r) Subordinated Indemnity Agreement dated February 9, 1998, among Premier, the subsidiaries of the Registrant named therein, Time Warner Inc., the subsidiaries of Time Warner Inc. named therein, Six Flags Entertainment Corporation and the subsidiaries of Six Flags Entertainment Corporation named therein - incorporated by reference from Exhibit 2(b) to Premier's Registration Statement on Form S-3 (No. 333-45859) declared effective on March 26, 1998.


      (s) Sale and Purchase Agreement dated as of October ___, 1998 by and between Premier and Fiesta Texas Theme Park, Ltd.- incorporated by reference to Exhibit 10(at) to Premier's Form 10-K for the year ended December 31, 1998.


      (t) Credit Agreement, dated as of November 5, 1999, among Premier, Registrant, certain subsidiaries named therein, the Lenders from time to time party thereto, The Bank of New York, as Syndicate Agent, Bank of American, N.A. and The Bank of Nova Scotia, as Documentation Agents, Lehman Brothers Inc. and Lehman Brothers International (Europe) Inc., as Advisors, Lead Arrangers and Bank Managers and Lehman Commercial Paper Inc., as Administrative Agent - incorporated by reference to Exhibit 10.1 to Premier's Form 10-Q for the quarter ended September 30, 1999.


*(21) Subsidiaries of the Registrant.
*(27) Financial Data Schedule
--------
* Filed herewith.