Form 10-Q
period 2000-06-30
SIX FLAGS OPERATIONS INC
filed 2000-08-11
CIK 901508

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

                      COMMISSION FILE NUMBER: 333-46897-01

                                   -----------

                            SIX FLAGS OPERATIONS INC.
                    (formerly Premier Parks Operations Inc.)
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

      At August 1, 2000, Six Flags Operations Inc. had outstanding 1,000 shares of Common Stock, par value $.05 per share.

      This Registrant meets with the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

================================================================================

                         PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS


                            SIX FLAGS OPERATIONS INC.

                           CONSOLIDATED BALANCE SHEETS


                                                 JUNE 30, 2000     DECEMBER 31, 1999
                                                --------------     -----------------
                                                 (UNAUDITED)

ASSETS

Current assets:
  Cash and cash equivalents ...............     $   86,670,000     $  118,011,000
  Accounts receivable .....................         70,390,000         26,728,000
  Inventories .............................         44,582,000         23,590,000
  Prepaid expenses and other current assets         28,569,000         13,391,000
                                                --------------     --------------
    Total current assets ..................        230,211,000        181,720,000

Other assets:
  Debt issuance costs .....................         24,924,000         27,388,000
  Deposits and other assets ...............         60,344,000         64,416,000
                                                --------------     --------------
    Total other assets ....................         85,268,000         91,804,000

Property and equipment, at cost ...........      2,494,801,000      2,259,195,000
  Less accumulated depreciation ...........        261,608,000        207,040,000
                                                --------------     --------------
    Total property and equipment ..........      2,233,193,000      2,052,155,000

Investment in theme parks .................         97,126,000         92,332,000

Intangible assets, principally goodwill ...      1,344,660,000      1,346,102,000
  Less accumulated amortization ...........        120,184,000         92,997,000
                                                --------------     --------------
                                                 1,224,476,000      1,253,105,000
                                                --------------     --------------
    Total assets ..........................     $3,870,274,000     $3,671,116,000
                                                ==============     ==============



See accompanying notes to consolidated financial statements

                            SIX FLAGS OPERATIONS INC.

                           CONSOLIDATED BALANCE SHEETS


                                                       JUNE 30, 2000       DECEMBER 31, 1999
                                                      ---------------      -----------------
                                                       (UNAUDITED)

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Accounts payable ..............................     $   107,983,000      $    36,572,000
  Accrued liabilities ...........................          65,808,000           73,350,000
  Accrued interest payable ......................          18,183,000           15,387,000
  Deferred income ...............................          51,653,000            6,037,000
  Due to affiliate ..............................          90,098,000          100,291,000
  Current maturities of long-term debt ..........         211,958,000            2,055,000
                                                      ---------------      ---------------
    Total current liabilities ...................         545,683,000          233,692,000
Long-term debt ..................................       1,193,739,000        1,195,184,000
Other long-term liabilities and minority interest          35,832,000           41,760,000
Deferred income taxes ...........................         127,455,000          158,650,000
                                                      ---------------      ---------------
    Total liabilities ...........................       1,902,709,000        1,629,286,000
                                                      ---------------      ---------------

Stockholder's equity:
  Common stock of $.05 par value, 1,000 shares
     authorized, issued and outstanding at
     June 30, 2000 and December 31, 1999 ........                  --                   --
  Capital in excess of par value ................       2,012,331,000        2,012,506,000
  Retained earnings (accumulated deficit) .......         (10,378,000)          47,047,000
  Accumulated other comprehensive income (loss)
    -foreign currency translation adjustments ...         (34,388,000)         (17,723,000)
                                                      ---------------      ---------------
    Total stockholder's equity ..................       1,967,565,000        2,041,830,000
                                                      ---------------      ---------------
    Total liabilities and stockholder's equity ..     $ 3,870,274,000      $ 3,671,116,000
                                                      ===============      ===============



See accompanying notes to consolidated financial statements

                            SIX FLAGS OPERATIONS INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)


                                                              2000                1999
                                                              ----                ----
Revenue:
  Theme park admissions .............................     $ 188,526,000      $ 173,910,000
  Theme park food, merchandise and other ............       152,553,000        140,232,000
                                                          -------------      -------------
      Total revenue .................................       341,079,000        314,142,000
                                                          -------------      -------------

Operating costs and expenses:
  Operating expenses ................................       118,321,000        104,743,000
  Selling, general and administrative ...............        61,395,000         53,744,000
  Costs of products sold ............................        32,355,000         31,078,000
  Depreciation and amortization .....................        44,289,000         38,041,000
                                                          -------------      -------------
      Total operating costs and expenses ............       256,360,000        227,606,000
                                                          -------------      -------------
      Income from operations ........................        84,719,000         86,536,000
                                                          -------------      -------------
Other income (expense):
  Interest expense ..................................       (35,109,000)       (33,079,000)
  Interest income ...................................           470,000          2,819,000
  Equity (loss) in operations of theme parks ........          (193,000)          (656,000)
  Other income (expense), including minority interest          (122,000)            41,000
                                                          -------------      -------------
      Total other income (expense) ..................       (34,954,000)       (30,875,000)
                                                          -------------      -------------
      Income before income taxes ....................        49,765,000         55,661,000
Income tax expense ..................................        22,108,000         25,156,000
                                                          -------------      -------------
      Income before extraordinary loss ..............        27,657,000         30,505,000
                                                          -------------      -------------
Extraordinary loss on extinguishment of debt, net of
    income tax benefit of $4,104,000 in 1999 ........                --         (6,158,000)
                                                          -------------      -------------
      Net income ....................................     $  27,657,000      $  24,347,000
                                                          =============      =============


See accompanying notes to consolidated financial statements

                            SIX FLAGS OPERATIONS INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)


                                                               2000              1999
                                                               ----              ----
Revenue:
  Theme park admissions .............................     $ 200,875,000      $ 188,228,000
  Theme park food, merchandise and other ............       171,097,000        164,494,000
                                                          -------------      -------------
      Total revenue .................................       371,972,000        352,722,000
                                                          -------------      -------------

Operating costs and expenses:
  Operating expenses ................................       177,068,000        157,523,000
  Selling, general and administrative ...............        93,347,000         88,052,000
  Costs of products sold ............................        34,823,000         34,271,000
  Depreciation and amortization .....................        85,685,000         73,550,000
                                                          -------------      -------------
      Total operating costs and expenses ............       390,923,000        353,396,000
                                                          -------------      -------------
      Loss from operations ..........................       (18,951,000)          (674,000)
                                                          -------------      -------------
Other income (expense):
  Interest expense ..................................       (65,173,000)       (65,512,000)
  Interest income ...................................         1,242,000          5,584,000
  Equity (loss) in operations of theme parks ........        (1,058,000)        (1,313,000)
  Other income (expense), including minority interest           135,000           (198,000)
                                                          -------------      -------------
      Total other income (expense) ..................       (64,854,000)       (61,439,000)
                                                          -------------      -------------
      Loss before income taxes ......................       (83,805,000)       (62,113,000)
Income tax benefit ..................................        26,380,000         15,361,000
                                                          -------------      -------------
      Loss before extraordinary loss ................       (57,425,000)       (46,752,000)
Extraordinary loss on extinguishment of debt, net of
    income tax benefit of $4,104,000 in 1999 ........                --         (6,158,000)
                                                          -------------      -------------
      Net loss ......................................     $ (57,425,000)     $ (52,910,000)
                                                          =============      =============


See accompanying notes to consolidated financial statements

                            SIX FLAGS OPERATIONS INC.

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)


                                               THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                    JUNE 30,                           JUNE 30,
                                        -------------------------------     ------------------------------
                                            2000              1999              2000              1999
                                        ------------      -------------     ------------      ------------
Net income (loss) .................     $ 27,657,000      $ 24,347,000      $(57,425,000)     $(52,910,000)
Other comprehensive income (loss)--
  Foreign currency translation
  adjustment ......................       (6,194,000)       (7,265,000)      (16,665,000)      (18,797,000)
                                        ------------      ------------      ------------      ------------

Comprehensive income (loss) .......     $ 21,463,000      $ 17,082,000      $(74,090,000)     $(71,707,000)
                                        ============      ============      ============      ============





See accompanying notes to consolidated financial statements

                            SIX FLAGS OPERATIONS INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)


                                                                 2000               1999
                                                                 ----               ----
Cash flow from operating activities:
  Net loss ............................................     $ (57,425,000)     $ (52,910,000)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Depreciation and amortization .....................        85,685,000         73,550,000
    Equity (loss) in operations of theme parks ........         1,058,000          1,313,000
    Minority interest .................................           132,000            198,000
    Extraordinary loss on early extinguishment of debt                 --         10,261,000
    Interest accretion on notes payable ...............                --          2,333,000
    Interest accretion on restricted-use investments ..                --         (5,038,000)
    Amortization of debt issuance costs ...............         2,464,000          1,992,000
    Deferred income taxes .............................       (27,195,000)       (28,437,000)
    Increase in accounts receivable ...................       (43,662,000)       (34,427,000)
    Increase in inventories and prepaid expenses ......       (36,170,000)       (22,931,000)
    (Increase) decrease in deposits and other assets ..         4,072,000           (206,000)
    Increase in accounts payable and accrued expenses .        95,853,000         76,775,000
    Increase in accrued interest payable ..............         2,796,000         (2,314,000)
                                                            -------------      -------------
    Total adjustments .................................        85,033,000         73,069,000
                                                            -------------      -------------
    Net cash provided by operating activities .........        27,608,000         20,159,000
                                                            -------------      -------------

Cash flow from investing activities:
  Additions to property and equipment .................      (250,127,000)      (266,232,000)
  Investment in theme parks ...........................        (5,852,000)       (20,144,000)
  Acquisition of theme park companies, net of cash
     acquired .........................................                --        (81,702,000)
                                                            -------------      -------------
    Net cash used in investing activities .............      (255,979,000)      (368,078,000)
                                                            -------------      -------------

Cash flow from financing activities:
  Repayment of long-term debt .........................       (92,542,000)      (430,048,000)
  Proceeds from borrowings ............................       301,000,000         70,000,000
  Payment of debt issuance costs ......................       (10,193,000)        49,652,000
  Increase in payable to parent company ...............          (175,000)       671,811,000
  Capital contributions (returned) received ...........                --           (168,000)
                                                            -------------      -------------
    Net cash provided by financing activities .........       198,090,000        361,247,000
    Effect of exchange rate changes on cash ...........        (1,060,000)        (3,326,000)
                                                            -------------      -------------
    Increase (decrease) in cash and cash equivalents ..       (31,341,000)        10,002,000
Cash and cash equivalents at beginning of period ......       118,011,000         80,167,000
                                                            -------------      -------------
Cash and cash equivalents at end of period ............     $  86,670,000      $  90,169,000
                                                            =============      =============

Supplementary cash flow information:
  Cash paid for interest ..............................     $  59,913,000      $  63,501,000
                                                            =============      =============

See accompanying notes to consolidated financial statements

                            SIX FLAGS OPERATIONS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    GENERAL -- BASIS OF PRESENTATIOn

      Six Flags Operations Inc. owns and operates regional theme amusement and water parks. As of June 30, 2000, the Company and its subsidiaries own or operate 33 parks, including 25 domestic parks, one park in Mexico and seven parks in Europe. The Company is also managing the construction and development of a theme park in Europe.

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

      On April 1, 1998, Holdings purchased all of the outstanding capital stock of Six Flags Entertainment Corporation ("SFEC" and, together with its subsidiaries "Six Flags"). On November 5, 1999, SFEC and Premier Operations consummated a merger (the "1999 Merger"), in which Premier Operations was the surviving corporation. On June 30, 2000, Premier Parks Inc. changed its name to Six Flags, Inc. and Premier Parks Operations Inc. changed its name to Six Flags Operations Inc. References herein to the "Company," or "SF Operations" mean for all periods or dates, Six Flags Operations Inc. and its consolidated subsidiaries. As used herein, Holdings refers only to Six Flags, Inc., without regard to its subsidiaries.

      The 1999 Merger was accounted for as a reorganization of interests under common control in a manner similar to a pooling of interests. The effect of the 1999 Merger was to reflect the assets and liabilities of Six Flags as if contributed to SF Operations by Holdings on April 1, 1998, the SFEC purchase date. Accordingly, the financial statements for the three months and six months ended June 30, 1999 include the results of SFEC and the results of SF Operations for each period.

      In connection with the 1998 Merger, SF Operations and Holdings entered into a shared services agreement pursuant to which certain corporate, administrative and other general services provided by Holdings are charged to SF Operations, either on the basis of their respective revenues or on other relative bases. Allocation of these charges are reflected in the accompanying consolidated financial statements.

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

      The accompanying consolidated financial statements for the three months and six months ended June 30, 1999 include the results of the parks acquired in May 1999 only from the respective dates of their acquisition and do not included the results of Movie World Germany which was acquired in November 1999. (See
Note 2.)

      Management's Discussion and Analysis of Financial Condition and Results of Operations which

SIX FLAGS OPERATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

      Results of operations for the three-month and six-month periods ended June 30, 2000 are not indicative of the results expected for the full year. In particular, the Company's theme park operations contribute most of their annual revenue during the period from Memorial Day to Labor Day each year.

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

SIX FLAGS OPERATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


      The provisions of SAB No. 101 allow companies to either restate results or account for the change as a cumulative effect. The Company has elected to restate its 1999 interim results of operations. The following sets forth the results for the three months and six months ended June 30, 1999 as originally reported and as so restated.


                                   THREE MONTHS ENDED JUNE 30, 1999       SIX MONTHS ENDED JUNE 30, 1999
                                  ----------------------------------    --------------------------------
                                                          (IN THOUSANDS)

                                   AS ORIGINALLY                        AS ORIGINALLY
                                     REPORTED:         AS RESTATED:       REPORTED:      AS RESTATED:
                                  ----------------    --------------    -------------    ------------
Revenues.......................        $333,515         $314,142         $387,164        $352,722
Net income (loss) .............          36,359           24,347          (31,556)        (52,910)



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

      On November 15, 1999, the Company purchased the partnership that owns Warner Bros. Movie World Germany, near Dusseldorf, Germany, and entered into a joint venture with Warner Bros. to design, develop and manage a new Warner Bros. Movie World theme park scheduled to open in Madrid, Spain in 2002. At the same time, the Company entered into a long-term license agreement for exclusive theme park usage in Europe, Mexico, South America and Central America of the Looney Tunes, Hanna-Barbera, Cartoon Network and D.C. Comics characters. The aggregate cost of the transactions was $180,269,000, which was funded by borrowings under the Company's 1999 credit facility (the "Credit Facility"). See Note 3(c). Approximately $42,800,000 of the aggregate costs were allocated to goodwill and intangible assets. The transaction was accounted for as a purchase.

      In June 2000, the Company acquired the remaining minority interest in Walibi, S.A. held by third parties for an aggregate cost of approximately $1,023,000. The purchase price was allocated primarily to goodwill.

3.    LONG-TERM INDEBTEDNESS

      (a) On January 31, 1997, SF Operations issued $125,000,000 of senior notes due January 2007 (the "1997 Notes"). The 1997 Notes are senior unsecured obligations of SF Operations. The 1997 Notes bear interest at 9 3/4% per annum payable semiannually and, except in the event of a change of control of SF Operations and certain other circumstances, do not require any principal payments prior to their maturity in 2007. The 1997 Notes are redeemable, at SF Operations' option, in

SIX FLAGS OPERATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


whole or in part, at any time on or after January 15, 2002, at varying redemption prices. The 1997 Notes are guaranteed on a senior, unsecured, joint and several basis by all of SF Operations' principal domestic subsidiaries.

      The indenture limits the ability of SF Operations and its subsidiaries to dispose of assets; incur additional indebtedness or liens; pay dividends; engage in mergers or consolidations; and engage in certain transactions with affiliates.

      All obligations under the 1997 Notes and the related indenture remained as obligations of SF Operations and were not assumed by Holdings after the 1998 Merger.

      (b) On April 1, 1998, SFEC, which was subsequently merged into SF Operations, issued $170,000,000 principal amount of 8 7/8% Senior Notes (the "SFEC Notes"). The SFEC Notes are guaranteed on a fully subordinated basis by Holdings. The SFEC Notes require annual interest payments of approximately $15,100,000 (8 7/8% per annum) and, except in the event of a change of control of SF Operations and certain other circumstances, do not require any principal payments prior to their maturity in 2006. The SFEC Notes are redeemable, at the Company's option, in whole or in part, at any time on or after April 1, 2002, at varying redemption prices. The net proceeds of the SFEC Notes, together with other funds, were invested in restricted-use securities, which were used to repay in full on December 15, 1999 pre-existing notes of SFEC in a principal amount of $192,250,000 at that time.

      The indenture under which the SFEC Notes were issued limits the ability of SF Operations and its subsidiaries to dispose of assets; incur additional indebtedness or liens; pay dividends; engage in mergers or consolidations; and engage in certain transactions with affiliates.

      (c) On November 5, 1999, Six Flags Theme Parks Inc., a wholly-owned subsidiary of the Company ("SFTP"), entered into the Credit Facility and, in connection therewith, SFEC merged into SF Operations and SFTP became a subsidiary of SF Operations. The Credit Facility includes a $300,000,000 five-year revolving credit facility ($210,000,000 of which was outstanding at June 30, 2000), a $300,000,000 five-and-one-half-year multicurrency reducing revolver facility (of which $291,000,000 was outstanding at June 30, 2000) and a $600,000,000 six-year term loan (all of which was outstanding at June 30, 2000). Borrowings under the five-year revolving credit facility must be repaid in full for thirty consecutive days each year. The interest rate on borrowings under the Credit Facility can be fixed for periods ranging from one to six months. At the Company's option the interest rate is based upon specified levels in excess of the applicable base rate or LIBOR. In February 2000, the Company entered into interest rate swap agreements that effectively convert the term loan component of the Credit Facility into a fixed rate obligation through the term of the swap agreements, ranging from December 2001 to March 2002. Giving effect to such agreements, the effective rate on the term loan borrowings at June 30, 2000 was 9.93%.

      The multicurrency facility, which permits optional prepayments and reborrowings, requires quarterly mandatory repayments of 2.5% of the outstanding amount thereof commencing on December 31, 2001, 5.0% commencing on December 31, 2002, 7.5% commencing on December 31, 2003 and 20.0% commencing on December 31, 2004. The term loan facility requires quarterly repayments of 0.25% of the outstanding amount thereof commencing on December 31, 2001 and 24.25% commencing on December 31, 2004. A commitment fee of .50% of the unused credit of the facility is due quarterly in arrears. The principal borrower under the facility is SFTP, and borrowings under the Credit Facility are guaranteed by Holdings, SF Operations and all of SF Operations' domestic subsidiaries and are secured by substantially all of SF Operations' domestic assets.

      The Credit Facility contains restrictive covenants that, among other things, limit the ability of SF Operations and its subsidiaries to dispose of assets; incur additional indebtedness or liens; repurchase

SIX FLAGS OPERATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


stock; make investments; engage in mergers or consolidations; pay dividends, except that (subject to covenant compliance) dividends will be permitted to allow Holdings to meet cash interest obligations with respect to its Senior Notes, cash dividend payments on its Premium Income Equity Securities and its obligations to the limited partners in the partnerships that own the Six Flags Over Texas and Six Flags Over Georgia theme parks, and engage in certain transactions with subsidiaries and affiliates. In addition, the Credit Facility requires that SF Operations comply with certain specified financial ratios and tests.

      On November 5, 1999, the Company borrowed $892,000,000 under the Credit Facility principally to repay all amounts outstanding under the Company's then existing credit facilities and to provide funds to consummate the November 1999 transactions with Warner Bros. described in Note 2.

4.    COMMITMENTS AND CONTINGENCIES

      In December 1998, a final judgment of $197,300,000 in compensatory damages was entered against SFEC, SFTP, Six Flags Over Georgia, Inc. and Time Warner Entertainment Company, L.P. (TWE), and a final judgment of $245,000,000 in punitive damages was entered against TWE and $12,000,000 in punitive damages was entered against the Six Flags entities. In July 2000 the judgments were upheld by the Georgia Court of Appeals. TWE has indicated that it intends to appeal the judgments to the Georgia Supreme Court. The judgments arose out of a case entitled SIX FLAGS OVER GEORGIA, LLC ET AL V. TIME WARNER ENTERTAINMENT COMPANY, LP ET AL based on certain disputed partnership affairs prior to Holdings' acquisition of Six Flags at Six Flags Over Georgia, including alleged breaches of fiduciary duty. The sellers in the Six Flags acquisition, including Time Warner, Inc., have agreed to indemnify the Company from any and all liabilities arising out of this litigation.

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

5.    INVESTMENT IN THEME PARKS

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

6.    BUSINESS SEGMENTS

      The Company manages its operations on an individual park location basis. Discrete financial information is maintained for each park and provided to the Company's management for review and as a basis for decision making. The primary performance measure used to allocate resources is earnings before interest, tax expense, depreciation and amortization ("EBITDA"). All of the Company's parks provide similar products and services through a similar process to the same class of customer through a consistent

SIX FLAGS OPERATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


method. As such, the Company has only one reportable segment--operation of theme parks. The following tables present segment financial information, a reconciliation of the primary segment performance measure to income (loss) before income taxes and a reconciliation of theme park revenues to consolidated total revenues. Park level expenses exclude all noncash operating expenses, principally depreciation and amortization, and all non-operating expenses.


                                                THREE MONTHS ENDED             SIX MONTHS ENDED
                                                     JUNE 30,                      JUNE 30,
                                             ------------------------      ------------------------
                                               2000           1999            2000           1999
                                             ---------      ---------      ---------      ---------
                                                                (IN THOUSANDS)
Theme park revenue .....................     $ 363,088      $ 333,550      $ 396,694      $ 372,361
Theme park cash expenses ...............       223,229        203,729        321,436        294,069
                                             ---------      ---------      ---------      ---------
Aggregate park EBITDA ..................       139,859        129,821         75,258         78,292
Third-party share of EBITDA from parks
   accounted for under the equity method        (8,144)        (5,698)          (966)        (1,342)
Amortization of investment in theme park
  partnerships .........................        (1,025)          (656)        (2,050)        (1,313)
Unallocated net expenses, including
  corporate and other expenses .........        (1,997)           495         (6,431)        (4,272)
Depreciation and amortization ..........       (44,289)       (38,041)       (85,685)       (73,550)
Interest expense .......................       (35,109)       (33,079)       (65,173)       (65,512)
Interest income ........................           470          2,819          1,242          5,584
                                             ---------      ---------      ---------      ---------
Income (loss) before income taxes ......     $  49,765      $  55,661      $ (83,805)     $ (62,113)
                                             =========      =========      =========      =========

Theme park revenue .....................     $ 363,088      $ 333,550      $ 396,694      $ 372,361
Theme park revenue from parks accounted
   for under the equity method .........       (22,009)       (19,408)       (24,722)       (19,639)
                                             ---------      ---------      ---------      ---------
Consolidated total revenue .............     $ 341,079      $ 314,142      $ 371,972      $ 352,722
                                             =========      =========      =========      =========

SIX FLAGS OPERATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


      Seven of the Company's parks are located in Europe and one is located in Mexico. The Mexico park was acquired in May 1999 and one of the European parks was acquired in November 1999. The following information reflects the Company's long-lived assets and revenue by domestic and foreign categories as of and for the six months ended June 30, 2000 and 1999, respectively:

2000:
----                                              (In thousands)
                                       Domestic    International     Total
                                       --------    -------------     -----
Long-lived assets..................  $3,052,037      $502,758    $3,554,795
Revenue............................     313,466        58,506       371,972


1999:
----                                              (In thousands)
                                       Domestic    International     Total
                                       --------    -------------     -----
Long-lived assets..................  $2,914,946      $230,471    $3,145,417
Revenue............................     323,721        29,001       352,722

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

      GENERAL


      Results of operations for the three-month and six-month periods ended June 30, 2000 are not indicative of the results expected for the full year. In particular, the Company's theme park operations contribute most of their annual revenue during the period from Memorial Day to Labor Day each year.

      Results of operations for the three months and six months ended June 30, 2000 include the results of the three parks acquired in 1999. Results for the three months and six months ended June 30, 1999 include the results of two of the acquired parks from their respective dates of acquisition in May 1999 and do not include the results of the Movie World Germany park acquired in November 1999.

      THREE MONTHS ENDED JUNE 30, 2000 VS. THREE MONTHS ENDED JUNE 30, 1999

      Revenue in the second quarter of 2000 totaled $341.1 million compared to $314.1 million for the second quarter of 1999. Revenues in the second quarter of 2000 increased 8.6% over the prior year period due in part to the inclusion of the results of the parks acquired in 1999. The Company believes that revenues in the 2000 quarter were adversely affected by unusually difficult weather, particularly on weekends, in a large number of its major markets. In addition, revenues at the Company's European parks were adversely impacted by a decline in European currencies during the quarter. Revenue growth would have been approximately $4.5 million higher had European currency exchange rates remained at 1999 levels.

      Operating expenses for the second quarter of 2000 increased $13.6 million compared to expenses for the second quarter of 1999. The 13.0% increase resulted primarily from the inclusion in the 2000 period of two consolidated parks acquired in May 1999 and one acquired in November 1999. Excluding the acquired parks from both periods, operating expenses in the 2000 period increased $5.2 million (5.1%) as compared to the prior-year period as a result of increased compensation expense and increased show expenses.

      Selling, general and administrative expenses for the second quarter of 2000 increased $7.7 million compared to comparable expenses for the second quarter of 1999. Excluding the acquired parks from both periods, selling, general and administrative expenses increased $0.3 million as compared to the prior year period.

      Costs of products sold in the 2000 period increased $1.3 million compared to costs for the second quarter of 1999. As a percentage of theme park food, merchandise and other revenue, costs of good sold represented 21.2% in the 2000 period as compared to 22.2% in the 1999 quarter.

      Depreciation and amortization expense for the second quarter of 2000 increased $6.2 million compared to the second quarter of 1999. The increase compared to the 1999 level was attributable to the Company's on-going capital program and from additional depreciation and amortization expense ($2.7 million) associated with the consolidated parks acquired in 1999. Interest expense, net increased $4.4 million compared to the second quarter of 1999. The increase compared to interest expense, net for the 1999 quarter resulted from higher average interest rates on a higher average debt and reduced interest income from lower average cash and cash equivalent and restricted-use investment balances during 2000.

      Equity (loss) in operations of theme parks reflects the lease of Six Flags Marine World and the management of that park. The loss from equity in operations of theme parks compared to the second quarter of 1999 decreased by $463,000.

      Income tax expense was $22.1 million for the second quarter of 2000 compared to $25.2 million for the second quarter of 1999. The effective tax rate for the second quarter of 2000 was 44.4% compared to a rate of 45.2% for the second quarter of 1999. The Company's quarterly effective tax rate will vary from period-to-period based upon the inherent seasonal nature of the theme park business, as a result of permanent differences associated with goodwill amortization for financial statement purposes and the deductible portion of the amortization for tax purposes.

      SIX MONTHS ENDED JUNE 30, 2000 VS. SIX MONTHS ENDED JUNE 30, 1999

      Revenue in the first six months of 2000 totaled $372.0 million compared to $352.7 million for the comparable period of 1999. Revenues in the 2000 period increased 5.5% over the prior year period due to the inclusion of the results of the parks acquired in 1999. The Company believes that revenues in the 2000 period were adversely affected by unusually difficult weather, particularly on weekends, in a large number of its major markets. In addition, revenues at the Company's European parks were adversely impacted by a decline in European currencies during the period. Revenue growth would have been approximately $4.5 million higher had European currency exchange rates remained at 1999 levels.

      Operating expenses for the six months ended June 30, 2000 increased $19.5 million compared to expenses for the first half of 1999. The 12.4% increase resulted primarily from the inclusion in the 2000 period of two consolidated parks acquired in May 1999 and one acquired in November 1999. Excluding the acquired parks from both periods, operating expenses in the 2000 period increased $5.5 million (3.6%) as compared to the prior-year period as a result of increase compensation expense and increased show expenses.

      Selling, general and administrative expenses for the first six months of 2000 increased $5.3 million compared to similar expenses for the first six months of 1999. Excluding the acquired parks from both periods, selling, general and administrative expenses decreased $6.0 million as compared to the prior year period due in large measure to lower corporate expenses, as well as other savings.

      Costs of products sold in the 2000 period increased $0.6 million compared to costs for the first six months of 1999. As a percentage of theme park food, merchandise and other revenue, costs of good sold represented 20.4% in the 2000 period as compared to 20.8% in the 1999 period.

      Depreciation and amortization expense for the first six months of 2000 increased $12.1 million compared to the comparable period of 1999. The increase compared to the 1999 level was attributable to the Company's on-going capital program and from additional depreciation and amortization expense ($6.5 million) associated with the consolidated parks acquired in 1999. Interest expense, net increased $4.0 million compared to the first six months of 1999. The increase compared to interest expense, net for the 1999 period resulted primarily from reduced interest income from lower average cash and cash equivalent and restricted-use investment balances during 2000.

      Equity in operations of theme parks reflects the share the lease of Six Flags Marine World and the management of that park. The loss from equity in operations of theme parks compared to the first six months of 1999 decreased by $255,000.

      Income tax benefit was $26.4 million for the six months ended June 30, 2000 compared to $15.4 million for the first six months of 1999. The effective tax rate for the 2000 period was 31.5% compared to a rate of 24.7% for the comparable period of 1999. The Company's quarterly effective tax rate will vary from period-to-period based upon the inherent seasonal nature of the theme park business, as a result of permanent differences associated with goodwill amortization for financial statement purposes and the deductible portion of the amortization for tax purposes.


LIQUIDITY, CAPITAL COMMITMENTS AND RESOURCES

      At June 30, 2000, the Company's indebtedness aggregated $1,405.7 million, of which approximately $212.0 million matures prior to June 30, 2001. Substantially all of the short-term debt represents borrowings under the revolving credit component of the Credit Facility which the Company expects to pay down in full during the third quarter. See Note 3 to the Company's Consolidated Financial Statements for additional information regarding the Company's indebtedness.

      During the six months ended June 30, 2000, net cash provided by operating activities was $27.6 million. Net cash used in investing activities in the first six months of 2000 totaled $256.0 million, consisting primarily of capital expenditures and investments in theme parks. Net cash provided by financing activities in the first six months of 2000 was $198.1 million, representing net proceeds of borrowings under the Credit Facility described in Note 3(c) to the Company's Consolidated Financial Statements.

      In addition to its obligations under its outstanding indebtedness, the Company has guaranteed the obligations of certain subsidiaries of Holdings to
(i) make minimum annual distributions of approximately $48.6 million (subject to annual cost of living adjustments) to the limited partners in the Six Flags Over Texas and Six Flags Over Georgia partnerships, (ii) make minimum capital expenditures at each of the Partnership parks during rolling five-year periods, based generally on 6% of such park's revenues, and (iii) purchase at specified prices a maximum number of 5% per year (accumulating to the extent not purchased in any given year) of limited partnership units outstanding (to the extent tendered by the unit holders). Cash flows from operations at these partnership parks will be used to satisfy the obligations described in clauses (i) and (ii) above before any funds are required from Holdings. In addition, at June 30, 2000, Holdings had $70.2 million in a dedicated escrow account available to fund those obligations.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED

      In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" and in June 2000 issued SFAS 138, which amended certain provisions of SFAS 133. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge for accounting purposes. The accounting for changes in the fair value of a derivative (that is gains and losses) depends on the intended use of the derivative and the resulting designation. It is expected that the Company will adopt the provisions of SFAS No. 133 and SFAS No. 138 as of January 1, 2001.

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

      During the period January 1, 2000 through June 30, 2000, the value of the Euro has declined approximately 5.5% in relation to the dollar. This decline to date is less than the hypothetical 10% decline described and evaluated in the 1999 Form 10-K. Although the Company may in the future enter into transactions to hedge currency exchange risks in respect of specific purchase contracts with foreign vendors, the Company has no current plans to enter into hedging transactions with respect to its foreign operations generally.

      During the first six months, interest rates (as measured by LIBOR) have increased by approximately 12%. As previously disclosed, the Company has entered into interest swap arrangements with respect to its $600.0 million term loan. At June 30, 2000, the balance of the Company's other indebtedness represented fixed rate debt, other than $501.0 million outstanding under the Credit Facility, of which $210.0 million represented debt under the revolving credit facility which the Company intends to repay in full during the third quarter of 2000.

      Except as described above, there have been no material changes in the Company's market risk exposure from that disclosed in the 1999 Form 10-K.

                          PART II -- OTHER INFORMATION

ITEMS 1--5

      Not applicable.


ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            3.1 Certificate of Amendment of the Company's Certificate of Incorporation dated June 26, 2000

            27.1   Financial Data Schedule--June 30, 2000

      (b)   Reports on Form 8-K

            None.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       SIX FLAGS OPERATIONS INC.
                                              (Registrant)


                                            Kieran E. Burke
                                  CHAIRMAN AND CHIEF EXECUTIVE OFFICER


                                          James F. Dannhauser
                                        CHIEF FINANCIAL OFFICER



Date:   August 11, 2000