Form 10-Q
period 2000-09-30
SIX FLAGS OPERATIONS INC
filed 2000-11-14
CIK 901508

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

  |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

  |_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD  FROM           TO
                                                             ---------    -----

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

         At November 1, 2000, Six Flags Operations Inc. had outstanding 1,000 shares of Common Stock, par value $.05 per share.

         This Registrant meets with the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.


===============================================================================

                         PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS


                            SIX FLAGS OPERATIONS INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                               SEPTEMBER 30, 2000           DECEMBER 31, 1999
                                                                               ------------------           -----------------
                                                                                   (UNAUDITED)
ASSETS

Current assets:
   Cash and cash equivalents........................................        $         58,799,000        $        118,011,000
   Accounts receivable..............................................                  77,315,000                  26,728,000
   Inventories......................................................                  31,904,000                  23,590,000
   Prepaid expenses and other current assets........................                  20,574,000                  13,391,000
                                                                              ----------------------      ----------------------
      Total current assets..........................................                 188,592,000                 181,720,000

Other assets:
   Debt issuance costs..............................................                  23,822,000                  27,388,000
   Deposits and other assets........................................                  59,776,000                  64,416,000
                                                                              ----------------------      ----------------------
      Total other assets............................................                  83,598,000                  91,804,000

Property and equipment, at cost.....................................               2,518,406,000               2,259,195,000
   Less accumulated depreciation....................................                 295,825,000                 207,040,000
                                                                              ----------------------      ----------------------
      Total property and equipment..................................               2,222,581,000               2,052,155,000

Investment in theme parks ..........................................                  98,934,000                  92,332,000

Intangible assets, principally goodwill.............................               1,345,897,000               1,346,102,000
   Less accumulated amortization....................................                 133,585,000                  92,997,000
                                                                              ----------------------      ----------------------
                                                                                   1,212,312,000               1,253,105,000
                                                                              ----------------------      ----------------------
      Total assets..................................................        $      3,806,017,000        $      3,671,116,000
                                                                              ======================      ======================



See accompanying notes to consolidated financial statements

                            SIX FLAGS OPERATIONS INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                       SEPTEMBER 30, 2000       DECEMBER 31, 1999
                                                                                    ------------------       -----------------
                                                                                       (UNAUDITED)
LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
   Accounts payable.......................................................      $         72,219,000     $        36,572,000
   Accrued liabilities....................................................                51,812,000              73,350,000
   Accrued interest payable...............................................                16,419,000              15,387,000
   Deferred income........................................................                16,413,000               6,037,000
   Due to affiliate ......................................................                98,787,000             100,291,000
   Current maturities of long-term debt...................................                   969,000               2,055,000
                                                                                  -----------------------   ---------------------
      Total current liabilities...........................................               256,619,000             233,692,000
Long-term debt ...........................................................             1,192,797,000           1,195,184,000
Other long-term liabilities and minority interest.........................                35,256,000              41,760,000
Deferred income taxes.....................................................               225,661,000             158,650,000
                                                                                  -----------------------   ---------------------
      Total liabilities...................................................             1,710,333,000           1,629,286,000
                                                                                  -----------------------   ---------------------

Stockholder's equity:
   Common stock of $.05 par value, 1,000 shares
       authorized, issued and outstanding at
       September 30, 2000 and December 31, 1999...........................                        --                      --
   Capital in excess of par value.........................................             2,010,792,000           2,012,506,000
   Retained earnings .....................................................               136,930,000              47,047,000
   Accumulated other comprehensive income (loss)
      -foreign currency translation adjustments...........................               (52,038,000)            (17,723,000)
                                                                                  -----------------------   ---------------------
      Total stockholder's equity..........................................             2,095,684,000           2,041,830,000
                                                                                  -----------------------   ---------------------
      Total liabilities and stockholder's equity..........................      $      3,806,017,000     $     3,671,116,000
                                                                                  =======================   =====================



See accompanying notes to consolidated financial statements

                            SIX FLAGS OPERATIONS INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                                  2000                  1999
                                                                                  ----                  ----
Revenue:
   Theme park admissions..........................................      $        296,411,000    $      271,507,000
   Theme park food, merchandise and other.........................               251,028,000           223,897,000
                                                                          --------------------    --------------------
        Total revenue.............................................               547,439,000           495,404,000
                                                                          --------------------    --------------------

Operating costs and expenses:
   Operating expenses.............................................               137,154,000           132,908,000
   Selling, general and administrative............................                45,660,000            37,759,000
   Costs of products sold.........................................                51,829,000            47,636,000
   Depreciation and amortization..................................                45,880,000            39,620,000
                                                                          --------------------    --------------------
        Total operating costs and expenses........................               280,523,000           257,923,000
                                                                          --------------------    --------------------
        Income from operations....................................               266,916,000           237,481,000
                                                                          --------------------    --------------------
Other income (expense):
   Interest expense...............................................               (33,159,000)          (23,551,000)
   Interest income................................................                   991,000             3,926,000
   Equity in operations of theme parks............................                 6,399,000             7,151,000
   Other income (expense), including minority interest............                  (629,000)              429,000
                                                                          --------------------    --------------------
        Total other income (expense)..............................               (26,398,000)          (12,045,000)
                                                                          --------------------    --------------------
        Income before income taxes................................               240,518,000           225,436,000
Income tax expense................................................                93,210,000            91,379,000
                                                                          --------------------    --------------------
        Net income ...............................................      $        147,308,000    $      134,057,000
                                                                          ====================    ====================


See accompanying notes to consolidated financial statements

                            SIX FLAGS OPERATIONS INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                                         2000                 1999
                                                                                         ----                 ----
Revenue:
   Theme park admissions...................................................   $      497,286,000        $    459,735,000
   Theme park food, merchandise and other..................................          422,125,000             388,391,000
                                                                                  -------------------    -------------------
        Total revenue......................................................          919,411,000             848,126,000
                                                                                  -------------------    -------------------

Operating costs and expenses:
   Operating expenses......................................................          314,222,000             290,431,000
   Selling, general and administrative.....................................          139,007,000             125,811,000
   Costs of products sold..................................................           86,652,000              81,907,000
   Depreciation and amortization...........................................          131,565,000             113,170,000
                                                                                  -------------------    -------------------
        Total operating costs and expenses.................................          671,446,000             611,319,000
                                                                                  -------------------    -------------------
        Income from operations.............................................          247,965,000             236,807,000
                                                                                  -------------------    -------------------
Other income (expense):
   Interest expense........................................................          (98,332,000)            (89,063,000)
   Interest income.........................................................            2,233,000               9,510,000
   Equity in operations of theme parks ....................................            5,341,000               5,838,000
   Other income (expense), including minority interest.....................             (494,000)                231,000
                                                                                  -------------------    -------------------
        Total other income (expense).......................................          (91,252,000)            (73,484,000)
                                                                                  -------------------    -------------------
        Income before income taxes.........................................          156,713,000             163,323,000
Income tax expense ........................................................           66,830,000              76,018,000
                                                                                  -------------------    -------------------
        Income before extraordinary loss...................................           89,883,000              87,305,000
Extraordinary loss on extinguishment of debt, net of
      income tax benefit of $4,104,000 in 1999.............................                   --              (6,158,000)
                                                                                  -------------------    -------------------
        Net income ........................................................   $       89,883,000        $     81,147,000
                                                                                  ===================    ===================


See accompanying notes to consolidated financial statements

                            SIX FLAGS OPERATIONS INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                           SEPTEMBER 30,
                                                         ------------------------------------    ----------------------------------
                                                               2000               1999                 2000                1999
                                                         -----------------   ----------------    -----------------    -------------
Net income ......................................      $    147,308,000    $   134,057,000     $     89,883,000     $    81,147,000
Other comprehensive income (loss) --
   Foreign currency translation adjustment.......           (17,650,000)         5,622,000          (34,315,000)        (13,175,000)
                                                         -----------------   ----------------    -----------------    -------------

Comprehensive income ............................      $    129,658,000    $   139,679,000     $     55,568,000     $    67,972,000
                                                         =================   ================    =================    =============





See accompanying notes to consolidated financial statements

                            SIX FLAGS OPERATIONS INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                                           2000                     1999
                                                                                           ----                     ----
Cash flow from operating activities:
   Net income..............................................................      $      89,883,000         $       81,147,000
   Adjustments to reconcile net loss to net cash
      Provided by operating activities:
      Depreciation and amortization........................................            131,565,000                113,170,000
      Equity in operations of theme parks, net of cash received............              9,378,000                 (5,838,000)
      Minority interest in loss ...........................................                132,000                   (231,000)
      Extraordinary loss on early extinguishment of debt...................                     --                 10,261,000
      Interest accretion on notes payable .................................                     --                  2,900,000
      Interest accretion on restricted-use investments ....................                     --                 (7,609,000)
      Amortization of debt issuance costs..................................              3,566,000                  2,770,000
      Deferred income taxes................................................             67,011,000                 63,447,000
      Increase in accounts receivable......................................            (46,777,000)               (40,828,000)
      Increase in inventories and prepaid expenses ........................            (15,497,000)               (10,970,000)
      Decrease in deposits and other assets................................              4,640,000                    758,000
      Increase in accounts payable and accrued expenses....................             19,659,000                 15,255,000
      Increase (decrease) in accrued interest payable......................              1,032,000                (13,465,000)
                                                                                    --------------------     --------------------
      Total adjustments....................................................            174,709,000                129,620,000
                                                                                    --------------------     --------------------
               Net cash provided by operating activities...................            264,592,000                210,767,000
                                                                                    --------------------     --------------------

Cash flow from investing activities:
   Additions to property and equipment.....................................           (300,845,000)              (347,116,000)
   Investment in theme parks ..............................................            (15,980,000)               (25,039,000)
   Acquisition of theme park companies, net of cash acquired...............                     --                (77,637,000)
                                                                                    --------------------     --------------------
               Net cash used in investing activities.......................           (316,825,000)              (449,792,000)
                                                                                    --------------------     --------------------

Cash flow from financing activities:
   Repayment of long-term debt.............................................           (306,473,000)              (497,093,000)
   Proceeds from borrowings................................................            303,000,000                 70,000,000
   Payment of debt issuance costs..........................................                     --                   (169,000)
   Increase (decrease) in payable to parent company........................             (1,504,000)               739,121,000
   Capital contributions (returned) received...............................                286,000                   (168,000)
                                                                                    --------------------     --------------------
               Net cash provided by (used in) financing activities.........             (4,691,000)               311,691,000
      Effect of exchange rate changes on cash .............................             (2,288,000)                (1,706,000)
                                                                                    --------------------     --------------------
      Increase (decrease) in cash and cash equivalents.....................            (59,212,000)                70,960,000
Cash and cash equivalents at beginning of period...........................            118,011,000                 80,167,000
                                                                                    ====================     ====================
Cash and cash equivalents at end of period.................................      $      58,799,000         $      151,127,000
                                                                                    --------------------     --------------------

Supplementary cash flow information:
   Cash paid for interest..................................................      $      93,880,000         $       98,264,000
                                                                                    ====================     ====================



See accompanying notes to consolidated financial statements

                            SIX FLAGS OPERATIONS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       GENERAL -- BASIS OF PRESENTATION

         Six Flags Operations Inc. owns and operates regional theme amusement and water parks. As of September 30, 2000, the Company and its subsidiaries own or operate 33 parks, including 25 domestic parks, one park in Mexico and seven parks in Europe. The Company is also managing the construction and development of a theme park in Europe.

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

         The 1999 Merger was accounted for as a reorganization of interests under common control in a manner similar to a pooling of interests. The effect of the 1999 Merger was to reflect the assets and liabilities of Six Flags as if contributed to SF Operations by Holdings on April 1, 1998, the SFEC purchase date. Accordingly, the financial statements for the three months and nine months ended September 30, 1999 include the results of SFEC and the results of SF Operations for each period.

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

         The accompanying consolidated financial statements for the three months and nine months ended September 30, 1999 include the results of the parks acquired in May 1999 only from the respective dates of their acquisition and do not include the results of Movie World Germany which was acquired in November 1999. (See Note 2.)

SIX FLAGS OPERATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

         Results of operations for the three-month and nine-month periods ended September 30, 2000 are not indicative of the results expected for the full year. In particular, the Company's theme park operations contribute most of their annual revenue during the period from Memorial Day to Labor Day each year.

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

         REVENUE RECOGNITION

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition." SAB No. 101 was amended to delay the effective date until periods beginning after October 1, 2000. The Company has elected to adopt the provisions of SAB 101 as of January 1, 2000. The provisions of SAB No. 101 do not have an impact on the accounting policies that the Company utilizes to prepare its annual financial statements and therefore, the adoption did not have an impact on the Company's annual financial statements. However, the provisions of SAB No. 101 did change the accounting policies that the Company uses to recognize revenue from multi-admission tickets and season passes during the year. The Company's accounting policy as of January 1, 2000 recognizes the revenue for multi-admission tickets and season passes over the operating season rather than upon receipt.

SIX FLAGS OPERATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         The provisions of SAB No. 101 allow companies to either restate results or account for the change as a cumulative effect. The Company has elected to restate its 1999 interim results of operations. The following sets forth the results for the three months and nine months ended September 30, 1999 as originally reported and as so restated.


                                              THREE MONTHS ENDED SEPTEMBER 30,        NINE MONTHS ENDED SEPTEMBER 30,
                                                            1999                                    1999
                                             ------------------------------------    -----------------------------------
                                                                         (IN THOUSANDS)

                                             AS ORIGINALLY                           AS ORIGINALLY
                                               REPORTED:          AS RESTATED:         REPORTED:          AS RESTATED:
                                             ---------------    -----------------    ---------------     ---------------
Revenues.........................                 471,728            495,404              858,892      $       848,126
Net income  .....................                 103,920            134,057               87,822               81,147


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

3.       LONG-TERM INDEBTEDNESS

         (a) On January 31, 1997, SF Operations issued $125,000,000 of senior notes due January 2007 (the "1997 Notes"). The 1997 Notes are senior unsecured obligations of SF Operations. The 1997 Notes require annual interest payments of approximately $12.2 million (9 3/4% per annum) and, except in the event of a change of control of SF Operations and certain other circumstances, do not

SIX FLAGS OPERATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



require any principal payments prior to their maturity in 2007. The 1997 Notes are redeemable, at SF Operations' option, in whole or in part, at any time on or after January 15, 2002, at varying redemption prices. The 1997 Notes are guaranteed on a senior, unsecured, joint and several basis by all of SF Operations' principal domestic subsidiaries.

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

         (c) On November 5, 1999, Six Flags Theme Parks Inc., a wholly-owned subsidiary of the Company ("SFTP"), entered into the Credit Facility and, in connection therewith, SFEC merged into SF Operations and SFTP became a subsidiary of SF Operations. The Credit Facility includes a $300,000,000 five-year revolving credit facility (none of which was outstanding at September 30, 2000), a $300,000,000 five-and-one-half-year multicurrency reducing revolver facility (of which $291,000,000 was outstanding at September 30, 2000) and a $600,000,000 six-year term loan (all of which was outstanding at September 30, 2000). Borrowings under the five-year revolving credit facility must be repaid in full for thirty consecutive days each year. The interest rate on borrowings under the Credit Facility can be fixed for periods ranging from one to nine months. At the Company's option the interest rate is based upon specified levels in excess of the applicable base rate or LIBOR. In February 2000, the Company entered into interest rate swap agreements that effectively convert the term loan component of the Credit Facility into a fixed rate obligation through the term of the swap agreements, ranging from December 2001 to March 2002. Giving effect to such agreements, the effective rate on the term loan borrowings at September 30, 2000 was 9.94%.

         The multicurrency facility, which permits optional prepayments and reborrowings, requires quarterly mandatory repayments of 2.5% of the committed amount thereof commencing on December 31, 2001, 5.0% commencing on December 31, 2002, 7.5% commencing on December 31, 2003 and 20.0% commencing on December 31, 2004. The term loan facility requires quarterly repayments of 0.25% of the committed amount thereof commencing on December 31, 2001 and 24.25% commencing on December 31, 2004. A commitment fee of .50% of the unused credit of the facility is due quarterly in arrears. The principal borrower under the facility is SFTP, and borrowings under the Credit Facility are guaranteed by Holdings, SF Operations and all of SF Operations' domestic subsidiaries and are secured by substantially all of SF Operations' domestic assets.

SIX FLAGS OPERATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         The Credit Facility contains restrictive covenants that, among other things, limit the ability of SF Operations and its subsidiaries to dispose of assets; incur additional indebtedness or liens; repurchase stock; make investments; engage in mergers or consolidations; pay dividends, except that (subject to covenant compliance) dividends will be permitted to allow Holdings to meet cash interest obligations with respect to its Senior Notes, cash dividend payments on its Premium Income Equity Securities and its obligations to the limited partners in the partnerships that own the Six Flags Over Texas and Six Flags Over Georgia theme parks; and engage in certain transactions with subsidiaries and affiliates. In addition, the Credit Facility requires that SF Operations comply with certain specified financial ratios and tests.

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

5.       INVESTMENT IN THEME PARKS

         The following reflects the summarized results of Six Flags Marine World, which is managed by the Company for the three and nine month periods ended September 30, 2000 (in thousands):

SIX FLAGS OPERATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



                                                            THREE MONTHS ENDED                NINE MONTHS ENDED
                                                              SEPTEMBER 30,                     SEPTEMBER 30,
                                                      -------------------------------   -------------------------------
                                                          2000              1999            2000             1999
                                                      --------------    -------------   --------------   --------------
                                                                              (IN THOUSANDS)
Revenues ........................................  $      28,262      $    28,093     $     52,984     $     50,026
Expenses.........................................
     Operating expenses..........................          6,489            7,518           19,431           20,048
     Selling, general and administrative.........          2,827            1,753           11,523           10,036
     Cost of products sold.......................          2,513            3,041            4,850            5,503
     Depreciation and amortization...............          1,212            1,256            4,526            4,629
     Interest expense, net.......................            854            1,086            3,229            4,145
     Other expense...............................            125              242              458              458
                                                      --------------    -------------   --------------   --------------
        Total expense............................         14,020           14,896           44,017           44,819
                                                      ==============    =============   ==============   ==============
Net Income.......................................  $      14,242      $    13,197     $      8,967     $      5,207
                                                      ==============    =============   ==============   ==============

         The Company's share of income from operations of Six Flags Marine World for the three and nine months ended September 30, 2000 was $8.3 million and $9.3 million, respectively, prior to depreciation and amortization charges of $1.9 million and $4.0 million respectively.

         The Company's share of income from operations of Six Flags Marine World for the three and nine months ended September 30, 1999 was $8.2 million and $8.1 million, respectively, prior to depreciation and amortization charges of $1.0 million and $2.3 million respectively.


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

SIX FLAGS OPERATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



                                                               THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                       SEPTEMBER 30,
                                                        ---------------------------------    -------------------------------
                                                             2000              1999              2000             1999
                                                        ---------------   ---------------    --------------   --------------
                                                                                 (IN THOUSANDS)
Theme park revenue...............................    $      575,701     $     525,791     $     972,395     $    898,152
Theme park cash expenses.........................           242,286           226,542           563,772          520,611
                                                        ---------------   ---------------    --------------   --------------
Aggregate park EBITDA............................           333,415           299,249           408,673          377,541
Third-party share of EBITDA from parks
   accounted for under the equity method.........            (7,013)           (6,089)           (7,979)          (7,431)
Amortization of investment in theme park
   Partnerships..................................            (1,953)           (1,025)           (4,003)          (2,338)
Unallocated net expenses, including corporate
   and other expenses............................            (5,883)           (7,454)          (12,314)         (11,726)
Depreciation and amortization....................           (45,880)          (39,620)         (131,565)        (113,170)
Interest expense.................................           (33,159)          (23,551)          (98,332)         (89,063)
Interest income..................................               991             3,926             2,233            9,510
                                                        ---------------   ---------------    --------------   --------------
Income before income taxes.......................    $      240,518     $     225,436     $     156,713     $    163,323
                                                        ===============   ===============    ==============   ==============

Theme park revenue...............................    $      575,701     $     525,791     $     972,395     $    898,152
Theme park revenue from parks accounted
   for under the equity method...................           (28,262)          (30,387)          (52,984)         (50,026)
                                                        ===============   ===============    ==============   ==============
Consolidated total revenue.......................    $      547,439     $     495,404     $     919,411     $    848,126
                                                        ===============   ===============    ==============   ==============



       Seven of the Company's parks are located in Europe and one is located in Mexico. The Mexico park was acquired in May 1999 and one of the European parks was acquired in November 1999. The following information reflects the Company's long-lived assets and revenue by domestic and foreign categories as of and for the nine months ended September 30, 2000 and 1999, respectively:

2000:                                                                        (In thousands)
----                                                        Domestic          International           Total
                                                            --------          -------------           -----
Long-lived assets..................................   $     3,045,613      $       488,214     $      3,533,827
Revenue............................................           772,363              147,048              919,411

1999:                                                                        (In thousands)
----                                                        Domestic          International           Total
                                                            --------          -------------           -----
Long-lived assets..................................   $     3,147,079      $       250,513     $      3,397,592
Revenue............................................           760,698               87,428              848,126

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         GENERAL


         Results of operations for the three-month and nine-month periods ended September 30, 2000 are not indicative of the results expected for the full year. In particular, the Company's theme park operations contribute most of their annual revenue during the period from Memorial Day to Labor Day each year.

         Results of operations for the three months and nine months ended September 30, 2000 include the results of the three parks acquired in 1999. Results for the three months and nine months ended September 30, 1999 include the results of two of the acquired parks from their respective dates of acquisition in May 1999 and do not include the results of the Movie World Germany park acquired in November 1999.

         THREE MONTHS ENDED SEPTEMBER 30, 2000 VS. THREE MONTHS ENDED SEPTEMBER 30, 1999

                  Revenue in the third quarter of 2000 totaled $547.4 million compared to $495.4 million for the third quarter of 1999, representing a 10.5% increase. The increase was primarily attributable to a 5.2% increase in attendance in the 2000 quarter (including significant increases at the four rebranded parks), increased per capita spending in that quarter and the inclusion in 2000 of the results of Movie World Germany. Reported revenues from the Company's European parks as translated into U.S. dollars were adversely impacted by a relative decline in European currencies during the 2000 quarter. Revenue growth in the 2000 quarter would have been approximately $13.0 million higher had European currency exchange rates remained at 1999 levels.

         Operating expenses for the third quarter of 2000 increased $4.2 million compared to the third quarter of 1999 due primarily to the inclusion of Movie World Germany in the 2000 period. Operating expenses decreased as a percentage of revenues to 25.1% in the 2000 quarter from 26.8% in the prior year quarter. Excluding Movie World Germany from both periods, operating expenses in the 2000 period would have decreased $1.8 million (1.4%) as compared to the prior year period.

         Selling, general and administrative expenses for the third quarter of 2000 increased $7.9 million compared to comparable expenses for the third quarter of 1999 due primarily to the inclusion of Movie World Germany in the 2000 period and, to a lesser extent, higher advertising and insurance expense. As a percentage of revenues, these expenses represented 8.3% in the 2000 quarter as compared to 7.6% in the 1999 period.

         Costs of products sold in the 2000 period increased $4.2 million compared to costs for the third quarter of 1999. As a percentage of theme park food, merchandise and other revenue, costs of good sold represented 20.6% in the 2000 period as compared to 21.3% in the 1999 quarter.

         Depreciation and amortization expense for the third quarter of 2000 increased $6.3 million compared to the third quarter of 1999. The increase compared to the 1999 level was attributable to the Company's on-going capital program and from additional depreciation and amortization expense ($3.2 million) associated with the1999 acquisition of Movie World Germany. Interest expense, net increased $12.5 million compared to the third quarter of 1999. The increase in the 2000 period compared to interest expense, net for the 1999 quarter resulted from higher average interest rates on a higher average debt and reduced interest income from lower average cash and cash equivalent and restricted-use investment balances during 2000.

         Equity in operations of theme parks reflects the lease of Six Flags Marine World, the management of that park and depreciation and amortization expense related thereto. The equity in operations of theme parks in the 2000 quarter decreased by $0.8 million compared to the third quarter of 1999.

         Income tax expense was $93.2 million for the third quarter of 2000 compared to $91.4 million for the third quarter of 1999. The effective tax rate for the third quarter of 2000 was 38.8% compared to a rate of 40.5% for the third quarter of 1999. The Company's quarterly effective tax rate will vary from period-to-period based upon the inherent seasonal nature of the theme park business, as a result of permanent differences associated with goodwill amortization for financial statement purposes and the deductible portion of the amortization for tax purposes.

         NINE MONTHS ENDED SEPTEMBER 30, 2000 VS. NINE MONTHS ENDED SEPTEMBER 30, 1999

         Revenue in the first nine months of 2000 totaled $919.4 million compared to $848.1 million for the comparable period of 1999. Revenues in the 2000 period increased 8.4% over the prior year period due to the inclusion of the results of the parks acquired in 1999 and to a lesser extent to an increase in per capita spending at the Company's parks. The Company believes that revenues in the 2000 period were adversely affected by unusually difficult weather, particularly in June and July, in a large number of its major markets. Reported revenues from the Company's European parks as translated into U.S. dollars were adversely impacted by a relative decline in European currencies during the period. Revenue growth would have been approximately $19.4 million higher had European currency exchange rates remained at 1999 levels.

         Operating expenses for the nine months ended September 30, 2000 increased $23.8 million compared to expenses for the first half of 1999. The 8.2% increase resulted primarily from the inclusion in the 2000 period of two consolidated parks acquired in May 1999 and one acquired in November 1999. Excluding the acquired parks from both periods, operating expenses in the 2000 period would have increased $3.8 million (1.3%) as compared to the prior year period primarily as a result of increased compensation expense.

         Selling, general and administrative expenses for the first nine months of 2000 increased $13.2 million compared to similar expenses for the first nine months of 1999. Excluding the parks acquired in 1999 from both periods, selling, general and administrative expenses decreased $0.3 million as compared to the prior year period.

         Costs of products sold in the 2000 period increased $4.7 million compared to costs for the first nine months of 1999. As a percentage of theme park food, merchandise and other revenue, costs of good sold represented 20.5% in the 2000 period as compared to 21.1% in the 1999 period.

         Depreciation and amortization expense for the first nine months of 2000 increased $18.4 million compared to the comparable period of 1999. The increase compared to the 1999 level was attributable to the Company's on-going capital program and from additional depreciation and amortization expense ($9.7 million) associated with the consolidated parks acquired in 1999. Interest expense, net increased $16.5 million compared to the first nine months of 1999. The increase compared to interest expense, net for the 1999 period resulted primarily from higher average interest rates on a higher average debt, reduced interest income from lower average cash and cash equivalent and restricted-use investment balances during 2000.

         Equity in operations of theme parks reflects the share the lease of Six Flags Marine World, the management of that park and depreciation and amortization expense related thereto. The equity in operations of theme parks in the 2000 period decreased by $0.5 million as compared to the first nine months of 1999.

         Income tax expense was $66.8 million for the nine months ended September 30, 2000 compared to $76.0 million for the first nine months of 1999. The effective tax rate for the 2000 period was 42.6% compared to a rate of 46.5% for the comparable period of 1999. The Company's quarterly effective tax rate will vary from period-to-period based upon the inherent seasonal nature of the theme park business, as a result of permanent differences associated with goodwill amortization for financial statement purposes and the deductible portion of the amortization for tax purposes.


LIQUIDITY, CAPITAL COMMITMENTS AND RESOURCES

         At September 30, 2000, the Company's indebtedness aggregated $1,193.8 million, of which approximately $1.0 million matures prior to September 30, 2001. See Note 3 to the Company's Consolidated Financial Statements for additional information regarding the Company's indebtedness.

         During the nine months ended September 30, 2000, net cash provided by operating activities was $264.6 million. Net cash used in investing activities in the first nine months of 2000 totaled $316.8 million, consisting primarily of capital expenditures and investments in theme parks. Net cash used in financing activities in the first nine months of 2000 was $4.7 million, representing net repayments of borrowings.

         In addition to its obligations under its outstanding indebtedness, the Company has guaranteed the obligations of certain subsidiaries of Holdings to
(i) make minimum annual distributions of approximately $48.6 million (subject to annual cost of living adjustments) to the limited partners in the Six Flags Over Texas and Six Flags Over Georgia partnerships, (ii) make minimum capital expenditures at each of the Partnership parks during rolling five-year periods, based generally on 6% of such park's revenues, and (iii) purchase at specified prices a maximum number of 5% per year (accumulating to the extent not purchased in any given year) of limited partnership units outstanding (to the extent tendered by the unit holders). Cash flows from operations at these partnership parks will be used to satisfy the obligations described in clauses (i) and (ii) above before any funds are required from Holdings. In addition, at September 30, 2000, Holdings had a dedicated escrow account available to fund those obligations.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED

         In September, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" and in September 2000 issued SFAS 138, which amended certain provisions of SFAS 133. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge for accounting purposes. The accounting for changes in the fair value of a derivative (that is gains and losses) depends on the intended use of the derivative and the resulting designation. It is expected that the Company will adopt the provisions of SFAS No. 133 and SFAS No. 138 as of January 1, 2001.

         The Company has had limited involvement with derivative financial instruments, primarily the Company's interest rate swap related to the $600.0 million term loan. The Company is currently evaluating the provisions of SFAS No. 133, as amended. Based upon the Company's limited use of derivative financial instruments, the Company does not believe that the adoption of SFAS No. 133 will have a material impact on its consolidated financial position or future results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information included in "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of the Company's 1999 Annual Report on Form 10-K is incorporated herein by reference. Such information includes a description of the Company's potential exposure to market risks, including interest rate risk and foreign currency risk. During the period January 1, 2000 through September 30, 2000, the value of the Euro has declined approximately 12.5% in relation to the dollar. This decline to date is more than the hypothetical 10% decline described and evaluated in the 1999 Form 10-K. However, the Company's foreign net operations in the fourth quarter of 2000 are not expected to be materially impacted by adverse change in the currency exchange rate. Although the Company may in the future enter into transactions to hedge currency exchange risks in respect of specific purchase contracts with foreign vendors, the Company has no current plans to enter into hedging transactions with respect to its foreign operations generally.

         During the first nine months, interest rates (as measured by LIBOR) have increased by approximately 13.5%. As previously disclosed, the Company has entered into interest swap arrangements with respect to its $600.0 million term loan. At September 30, 2000, the balance of the Company's other indebtedness represented fixed rate debt, other than $291.0 million outstanding under the Credit Facility. Increases in LIBOR in the future will result in higher interest expense with respect to this $291.0 million in indebtedness. Except as described above, there have been no material changes in the Company's market risk exposure from that disclosed in the 1999 Form 10-K.

                          PART II -- OTHER INFORMATION

ITEMS 1 -- 5

         Not applicable.


ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  27.1      Financial Data Schedule -- September  30, 2000

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



Date:   November ____, 2000