Form 10-K
period 2000-12-31
SIX FLAGS OPERATIONS INC
filed 2001-04-02
CIK 901508

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: DECEMBER 31, 2000
                                             -----------------

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________ to ____________

                      Commission File Number: 333-46897-01

                            SIX FLAGS OPERATIONS INC.
                    (FORMERLY PREMIER PARKS OPERATIONS INC.)
                    ---------

-


------------------------------
             (Exact name of Registrant as specified in its charter)

                DELAWARE                                  73-6137714
----------------------------------------    ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

       11501 NORTHEAST EXPRESSWAY
         OKLAHOMA CITY, OKLAHOMA                             73131
----------------------------------------    ------------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:      (405) 475-2500
                                                     ----------------------

Securities registered pursuant to Sec. 12(b) of the Act:    NONE
                                                          ---------

Securities registered pursuant to Sec. 12(g) of the Act:     NONE
                                                          ---------

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

      State the aggregate market value of the voting stock held by non-affiliates (assuming, solely for the purposes of this Form, that all the directors of the Registrant are affiliates) of the Registrant:

      None. All of the capital stock of the Company is held by its parent, Six Flags, Inc.

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest most practicable date:

      The number of shares of Common Stock of the Registrant outstanding as of March 1, 2001 was 1,000.

      The Registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with reduced disclosure format.
================================================================================

                                     PART I

ITEM 1.     BUSINESS

INTRODUCTION

      Six Flags Operations Inc., formerly known as Premier Parks Operations Inc. (together with its subsidiaries, "SFO" or the "Company") is the surviving corporation of a merger (the "Merger") on November 5, 1999 of Six Flags Entertainment Corporation (together with its subsidiaries, "SFEC") into the Company. Each party to the Merger was, and the Company is, a wholly-owned subsidiary of Six Flags, Inc., formerly Premier Parks Inc. ("Six Flags"). Six Flags, which operates 38 parks, is the largest theme park operator in the world. The Company operates 35 parks which had attendance of approximately 41.5 million in 2000. These parks include 14 of the of the 50 highest attendance theme parks in North America, the largest paid admission theme park in Mexico and seven theme parks in Europe. The Company is also managing the development and construction of a new theme park in Spain. The Company's theme parks serve 8 of the 10 largest metropolitan areas in the United States. For the year ended December 31, 2000, the Company's reported total revenue was approximately $1,006.6 million and its consolidated earnings before interest, taxes, depreciation and amortization and noncash compensation ("EBITDA") were approximately $370.5 million.

      The Merger was accounted for as a reorganization of interests under common control in a manner similar to a pooling of interests. All financial and statistical information contained herein at dates or for periods subsequent to April 1, 1998 (the date Six Flags acquired SFEC) give effect to the Merger as if it had occurred on that date. Financial and statistical information at dates or for periods prior to April 1, 1998 relate only to SFO.

      The Company has operated regional theme parks under the Six Flags name for nearly forty years and established a nationally recognized brand name. The Company has worldwide ownership of the "Six Flags" brand name. To capitalize on this name recognition, since the commencement of the 1998 season and including the 2001 season, the Company has rebranded ten of its parks as "Six Flags" parks, including three of its international parks.

      The Company holds exclusive long-term licenses for theme park usage throughout the United States (except the Las Vegas metropolitan area), Canada, Europe and Latin and South America (including Mexico) of certain Warner Bros. and DC Comics characters. These characters include BUGS BUNNY, DAFFY DUCK, TWEETY BIRD, YOSEMITE SAM, BATMAN, SUPERMAN and others. In addition, the Company's European and Latin and South American licenses with Warner Bros. include the Hanna-Barbera and Cartoon Network characters, including YOGI BEAR, SCOOBY-DOO and the FLINTSTONES.(1) The Company uses these characters to market its parks and to provide an enhanced family entertainment experience. The Company's licenses include the right to sell merchandise featuring the characters at the parks, and to use the characters in its advertising, as walk-around characters, in theming for rides, attractions and retail outlets. The Company believes using these characters promotes increased attendance, supports higher ticket prices, increases lengths-of-stay and enhances in-park spending.

      The Company's 35 parks are located in geographically diverse markets across North America and Europe. Each of the Company's theme parks is individually themed and provides a complete family-oriented entertainment experience. The Company's theme parks generally offer a broad selection of state-

----------
(1) LOONEY TUNES, characters, names and all related indicia are trademarks of Warner Bros.(C)2001, a division of Time Warner Entertainment Company, L.P. ("TWE"). BATMAN and SUPERMAN and all related characters, names and indicia are copyrights and trademarks of DC Comics(C)2001, CARTOON NETWORK and logo are trademarks of Cartoon Network(C)2001, SIX FLAGS and all related indicia are federally registered trademarks of Six Flags Theme Parks Inc.(C)2001, a subsidiary of the Company. FIESTA TEXAS and all related indicia are trademarks of Fiesta Texas, Inc.(C)2001, a subsidiary of the Company.

of-the-art and traditional thrill rides, water attractions, themed areas, concerts and shows, restaurants, game venues and merchandise outlets.

DESCRIPTION OF RECENT AND PENDING ACQUISITIONS

      In December 2000, Six Flags acquired Enchanted Village and Wild Waves, a water park and children's ride park located near Seattle, Washington, which has averaged approximately 500,000 in annual attendance over the last five years. The park was transferred to the Company in early 2001. The park is located on approximately 65 acres and is the only park located within the Seattle-Tacoma metropolitan area, which is the 12th largest metropolitan area in the country. The park is primarily a water park and currently lacks a full complement of rides and revenue outlets. The park also has not benefited from significant marketing programs. As a result, the Company believes that there is an opportunity over the next several years to increase this park's revenue, attendance and cash flow, with relatively modest capital expenditures.

      In January 2001, the Company acquired substantially all of the assets used in the operation of Sea World of Ohio, a 230 acre marine wildlife park located adjacent to the Company's Six Flags Ohio theme park. The two parks are being combined for the 2001 season under the name "Six Flags Worlds of Adventure." The consolidation of the two parks, together with the Company's neighboring campgrounds and hotel, enable the Company to offer a very attractive regional destination experience. The Company believes that the combined facility will enable the Company to increase attendance and revenue and to increase operating efficiencies through shared expenses.

      In November 2000, the Company entered into a letter of intent to acquire La Ronde, a 146 acre theme park located near downtown Montreal on the former site of the 1967 Montreal World's Fair. If this acquisition is completed, the Company will acquire substantially all of the park assets for approximately U.S. $20 million and lease the site from the City of Montreal on a long-term basis. Although Six Flags expects to acquire the park prior to its 2001 season, the Company does not expect to make any investment in the facility until after that season. Since its inception, the park has been operated by a municipal authority which contracted with third parties to operate a substantial majority of the park's revenue outlets. Those third parties retained a significant portion of the revenues generated by these outlets. Most of the contracts covering these revenue outlets expire by the end of 2002. The Company also believes that it can increase the scope and effectiveness of this park's marketing programs. As a result, the Company believes that, if it acquires this park, the Company will be able to substantially increase the park's revenue, attendance and cash flow over the next several years. There is no assurance that the Company will be able to complete this acquisition.

DESCRIPTION OF RECENT FINANCINGS

      In February 2001, the Company retired by means of a tender offer $124.7 principal amount of its 9 3/4% Senior Notes due 2007. In addition, during that month the Company repaid from a portion of the net proceeds of a senior note offering by Six Flags $223.0 million principal amount of borrowings under the reducing multicurrency revolving portion of the Company's senior credit facility. Amounts repaid under the facility can reborrowed. The tender offer and debt repayment were funded by capital contributions from Six Flags.

DESCRIPTION OF DOMESTIC PARKS

      SIX FLAGS AMERICA

      Six Flags America, a combination theme and water park located in Largo, Maryland (approximately

15 miles east of Washington, D.C. and 30 miles southwest of Baltimore, Maryland) is the 40th largest theme park in North America.2 The park's primary market includes Maryland, northern Virginia, Washington, D.C. and parts of Pennsylvania and Delaware. This market provides the park with a permanent resident population base of approximately 6.7 million people within 50 miles and 11.4 million people within 100 miles. Based on a copyrighted 2000 survey of television households within designated market areas ("DMAs") published by A.C. Nielsen Media Research, the Washington, D.C. and Baltimore markets are the number 8 and number 24 DMAs in the United States, respectively.

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

      SIX FLAGS ASTROWORLD, SIX FLAGS WATERWORLD AND SPLASHTOWN

      Six Flags AstroWorld, the 35th largest theme park in North America, and the separately gated adjacent Six Flags WaterWorld are located in Houston, Texas. In May 1999, the Company acquired Splashtown, a water park located approximately 30 miles from Six Flags AstroWorld. Splashtown is the 12th largest water park in the United States. The Houston, Texas market provides the parks with a permanent resident population of 4.5 million people within 50 miles and
5.4 million people within 100 miles. The Houston market is the number 11 DMA in the United States.

      The Company owns sites of approximately 85 acres used for the theme park, approximately 14 acres used for Six Flags WaterWorld and approximately 60 acres for Splashtown. Six Flags WaterWorld and Splashtown compete with each other. Six Flags AstroWorld competes with Sea World of Texas and the Company's Six Flags Fiesta Texas, both located in San Antonio, Texas, approximately 200 miles from the park. In addition, the park competes with Six Flags Over Texas, the Company's park located in Arlington, Texas, approximately 250 miles from the park.

      SIX FLAGS DARIEN LAKE & CAMPING RESORT

      Six Flags Darien Lake, a combination theme and water park, is the largest theme park in the State of New York and the 39th largest theme park in North America. Six Flags Darien Lake is located off Interstate 90 in Darien Center, New York, approximately 30, 40 and 120 miles from Buffalo, Rochester and Syracuse, New York, respectively. The park's primary market includes upstate New York, western and northern Pennsylvania and southern Ontario, Canada. This market provides the park with a permanent resident population base of approximately 2.1 million people within 50 miles of the park and 3.2 million within 100 miles. The Buffalo, Rochester and Syracuse markets are the number 44, number 74 and number 80 DMAs in the United States, respectively.

      The Six Flags Darien Lake property consists of approximately 988 acres, including 144 acres for the theme park, 242 acres of campgrounds and 593 acres of agricultural, undeveloped and water areas. Six Flags Darien Lake also has a 20,000 seat amphitheater. The Company has a long-term arrangement with a national concert promoter to lease and operate the amphitheater.

----------
(2) Park rankings are based on 2000 attendance as published in AMUSEMENT BUSINESS, an industry trade publication.

      Adjacent to the Six Flags Darien Lake theme park are a 163 room hotel and a camping resort, each owned and operated by the Company. The campgrounds include 1180 developed campsites, including 395 recreational vehicles (RV's) available for daily and weekly rental. The campground is the fifth largest in the United States. In 2000, approximately 333,000 people used the Six Flags Darien Lake hotel and campgrounds. Substantially all of the hotel and camping visitors visit the theme park.

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

      SIX FLAGS ELITCH GARDENS

      Six Flags Elitch Gardens is a combination theme and water park located on approximately 67 acres in the downtown area of Denver, Colorado, next to Mile High Stadium and the Pepsi Center Arena, and close to Coors Field. Six Flags Elitch Gardens is the 42nd largest theme park in North America. The park's primary market includes the greater Denver area, as well as most of central Colorado. This market provides the park with a permanent resident population base of approximately 2.5 million people within 50 miles of the park and approximately 3.4 million people within 100 miles. The Denver area is the number 18 DMA in the United States. Six Flags Elitch Gardens has no significant direct competitors.

      SIX FLAGS FIESTA TEXAS

      Six Flags Fiesta Texas, the 28th largest theme park in North America, is a combination theme and water park located on approximately 206 acres in San Antonio, Texas. The San Antonio, Texas market provides the park with a permanent resident population of approximately 1.8 million people within 50 miles and approximately 3.1 million people within 100 miles. The San Antonio market is the number 37 DMA in the United States.

      Six Flags Fiesta Texas' principal competitor is Sea World of Texas, also located in San Antonio. In addition, the park competes to a lesser degree with two Company parks: Six Flags AstroWorld, located in Houston, Texas, and Six Flags Over Texas located in Arlington, Texas.

      SIX FLAGS GREAT ADVENTURE, SIX FLAGS HURRICANE HARBOR AND SIX FLAGS WILD SAFARI ANIMAL PARK

      Six Flags Great Adventure, the 12th largest theme park in North America, the separately gated adjacent Six Flags Hurricane Harbor, the 12th largest water park in the United States, and Six Flags Wild Safari Animal Park are each located in Jackson, New Jersey, approximately 70 miles south of New York City and 50 miles east of Philadelphia. The New York and Philadelphia markets provide the parks with a permanent resident population of approximately 13.3 million people within 50 miles and approximately 26.2 million people within 100 miles. The New York and Philadelphia markets are the number 1 and number 4 DMAs in the United States, respectively.

      The Company owns a site of approximately 2,200 acres, of which approximately 125 acres are currently used for the theme park operations, approximately 45 acres are used for the water park and approximately 350 adjacent acres are used for the wildlife safari park. Over 1,600 acres are available for future development. The animal park is home to over 1,200 exotic animals representing more than 58 species, which can be seen over a four and one-half mile drive. Six Flags Great Adventure's principal competitors are Hershey Park, located in Hershey, Pennsylvania, approximately 150 miles from the park; and Dorney Park, located in Allentown, Pennsylvania, approximately 75 miles from the park. The water park competes with several other water parks in the market.

      SIX FLAGS GREAT AMERICA

      Six Flags Great America, the 21st largest theme park in North America, is located in Gurnee, Illinois, between Chicago, Illinois and Milwaukee, Wisconsin. The Chicago and Milwaukee markets provide the park with a permanent resident population of approximately 8.3 million people within 50 miles and approximately
12.9 million people within 100 miles. The Chicago and Milwaukee markets are the number 3 and number 33 DMAs in the United States, respectively.

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

      SIX FLAGS HURRICANE HARBOR

      Six Flags Hurricane Harbor, the 6th largest water park in the United States, is located in Arlington, Texas, between Dallas and Fort Worth, Texas. The Dallas/Fort Worth market provides the park with a permanent resident population of 4.8 million people within 50 miles and 5.9 million people within 100 miles. The Dallas/Fort Worth market is the number 8 DMA in the United States.

      The Company owns directly approximately 47 acres, of which approximately 17 acres are currently used for Hurricane Harbor and 30 acres remain undeveloped. Six Flags Hurricane Harbor has no direct competitors in the area other than a municipal water park.

      SIX FLAGS KENTUCKY KINGDOM

      Six Flags Kentucky Kingdom is a combination theme and water park, located on approximately 58 acres on and adjacent to the grounds of the Kentucky Fair and Exposition Center in Louisville, Kentucky. Of the 58 acres, approximately 38 acres are leased under ground leases with terms (including renewal options) expiring between 2021 and 2049, with the balance owned by the Company. Six Flags Kentucky Kingdom is the 49th largest theme park in North America. The park's primary market includes Louisville and Lexington, Kentucky, Evansville and Indianapolis, Indiana and Nashville, Tennessee. This market provides the park with a permanent resident population of approximately 1.5 million people within 50 miles and approximately 4.7 million people within 100 miles. The Louisville and Lexington markets are the number 48 and number 66 DMAs in the United States.

      Six Flags Kentucky Kingdom's only significant direct competitor is Kings Island, located near Cincinnati, Ohio, approximately 100 miles from the park.

      SIX FLAGS MAGIC MOUNTAIN AND SIX FLAGS HURRICANE HARBOR

      Six Flags Magic Mountain, the 15th largest theme park in North America, and the separately gated adjacent Six Flags Hurricane Harbor are located in Valencia, California, just 30 miles north of Los Angeles. The Los Angeles, California market provides the parks with a permanent resident population of approximately 9.7 million people within 50 miles and approximately 16.1 million people within 100 miles. The Los Angeles market is the number 2 DMA in the United States.

      The Company owns a site of approximately 260 acres with 160 acres used for the theme park, and approximately 12 acres used for the pirate-themed water park. Six Flags Magic Mountain's principal competitors include Disneyland in Anaheim, California, located approximately 60 miles from the park, Universal Studios Hollywood in Universal City, California, located approximately 20 miles from the park, Knott's Berry Farm in Buena Park, California, located approximately 50 miles from the park, Sea World of California in San Diego, California, located approximately 150 miles from the park and Legoland in Carlsbad, California, located approximately 120 miles away from the park. In 2001, Disney's California Adventure theme park opened up next to Disneyland approximately 60 miles from the park.

      Six Flags Hurricane Harbor's competitors include the new Soak City USA Waterpark and Raging Waters, each located approximately 50 miles from the water park.

      SIX FLAGS MARINE WORLD

      Six Flags Marine World, a theme park which also features marine mammals and exotic land animals, is the 30th largest theme park in North America. Six Flags Marine World is located in Vallejo, California, approximately 30 miles from San Francisco, 20 miles from Oakland and 60 miles from Sacramento. This market provides the park with a permanent resident population base of approximately 5.5 million people within 50 miles and approximately 10.1 million people within 100 miles. The San Francisco/Oakland and Sacramento areas are the number 5 and number 19 DMAs in the United States, respectively.

      The Company manages the operations of Six Flags Marine World under a management agreement pursuant to which the Company is entitled to receive an annual base management fee of $250,000 and up to $250,000 annually in additional fees based on park performance. In addition, the Company leases approximately 55 acres of land at the site on a long-term basis and at nominal rent, entitling the Company to receive, in addition to the management fee, 80% of the cash flow generated by the combined operations of the park after operating expenses and debt service. Finally, the Company has the option to purchase the entire park beginning in February 2002.

      Six Flags Marine World is located on approximately 136 acres and offers various rides and other traditional theme park attractions, as well as presentation stadiums, animal habitats and picnic areas, bordering a 55-acre man-made lake. The park provides for the shelter and care for marine mammals, land animals, sharks, birds and reptiles, tropical and cold water fish and marine invertebrates, all featured in a variety of exhibits and participatory attractions.

      Six Flags Marine World's principal competitors are Underwater World at Pier 39 in San Francisco, Great America in Santa Clara and Outer Bay at Monterey Bay Aquarium. These attractions are located approximately 30, 60 and 130 miles from Six Flags Marine World, respectively.

      The Company accounts for its interest in Six Flags Marine World under the equity method of accounting. See Note 5 to Notes to Consolidated Financial Statements.

      SIX FLAGS NEW ENGLAND

      Six Flags New England is a combination theme and water park, located off Interstate 91 near Springfield, Massachusetts, approximately 90 miles west of Boston. Six Flags New England is the 31st largest theme park in North America with a primary market that includes Springfield and western Massachusetts, Hartford and western Connecticut, as well as portions of eastern Massachusetts (including Boston) and eastern New York. This market provides the park with a permanent resident population base of approximately 3.1 million people within 50 miles and 15.2 million people within 100 miles. Springfield, Providence, Hartford/New Haven and Boston are the number 105, number 50, number 27 and number 6 DMAs in the United States. Six Flags New England is comprised of approximately 230 acres, with 90 acres currently used for park operations, 12 acres for a picnic grove and approximately 128 undeveloped acres.

      Six Flags New England's only significant competitor is Lake Compounce located in Bristol, Connecticut, approximately 50 miles from Six Flags New England. To a lesser extent, Six Flags New England competes with The Great Escape, the Company's park located in Lake George, New York, approximately 150 miles from Six Flags New England.

      SIX FLAGS ST. LOUIS

      Six Flags St. Louis, the 33rd largest theme park in North America, is a combination theme and water park located in Eureka, Missouri, about 35 miles west of St. Louis, Missouri. The St. Louis market provides the park with a permanent resident population of approximately 2.6 million people within 50 miles and approximately 3.8 million people within 100 miles. The St. Louis market is the number 22 DMA in the United States.

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

      SIX FLAGS WORLDS OF ADVENTURE

      Six Flags Worlds of Adventure, a combination theme, water and marine wildlife park, represents the consolidation of Six Flags of Ohio and the adjacent park formerly known as Sea World of Ohio. The park is located in Aurora, Ohio, 20 miles southeast of Cleveland and approximately 30, 60 and 120 miles, respectively, from Akron and Youngstown, Ohio and Pittsburgh, Pennsylvania. This market provides the park with a permanent resident population base of approximately 4.0 million people within 50 miles of the park and approximately 7.1 million within 100 miles. The Cleveland/Akron, Youngstown and Pittsburgh markets are the number 15, number 99 and number 20 DMAs in the United States, respectively.

      Adjacent to Six Flags Worlds of Adventure are a 145 room hotel and a camping resort each owned and operated by the Company. The campgrounds include 300 developed campsites, including 24 recreational vehicles (RV's) available for daily and weekly rental. In 2000, approximately 73,550 people used the Six Flags Ohio hotel and campgrounds.

      The 690-acre property on which Six Flags Worlds of Adventure is situated includes a 50-acre spring-fed lake. The theme park and the water park presently occupy approximately 45 acres and the marine wildlife park is located on approximately 113 acres. There are approximately 110 acres of undeveloped land that have the potential for further development).

      Six Flags Worlds of Adventure's principal competitors are Cedar Point in Sandusky, Ohio and

Kennywood in Pittsburgh, Pennsylvania. These parks are located approximately 90 miles and 120 miles, respectively, from the park. There are also three small water parks within a 50-mile radius of Six Flags Worlds of Adventure.

      ENCHANTED VILLAGE AND WILD WAVES

      Enchanted Village and Wild Waves is a water park and children's ride park located in Seattle, Washington. The facility is located on approximately 65 acres. The Seattle-Tacoma market provides the park with a permanent resident population of approximately 3.4 million people within 50 miles and approximately
4.3 million people within 100 miles. The Seattle-Tacoma is the number 12 DMA in the United States. The park is primarily a water park and currently lacks a full complement of rides and revenue outlets. As a result, the Company believes that there is an opportunity over the next several years to increase this park's revenue, attendance and cash flow, with relatively modest capital expenditures. The park does not have any significant direct competitors.

      FRONTIER CITY

      Frontier City is a western theme park located along Interstate 35 in northeast Oklahoma City, Oklahoma, approximately 100 miles from Tulsa. The park's market includes nearly all of Oklahoma and certain parts of Texas and Kansas, with its primary market in Oklahoma City and Tulsa. This market provides the park with a permanent resident population base of approximately 1.2 million people within 50 miles of the park and 2.5 million people within 100 miles. The Oklahoma City and Tulsa markets are the number 45 and number 59 DMAs in the United States, respectively

      The Company owns a site of approximately 109 acres, with 55 acres currently used for park operations. Frontier City's only significant competitor is the Company's Six Flags Over Texas, located in Arlington, Texas, approximately 225 miles from Frontier City.

      THE GREAT ESCAPE

      The Great Escape, which opened in 1954, is a combination theme and water park located off Interstate 87 in the Lake George, New York resort area, 180 miles north of New York City and 40 miles north of Albany. The park's primary market includes the Lake George tourist population and the upstate New York and western New England resident population. This market provides the park with a permanent resident population base of approximately 880,000 people within 50 miles of the park and 2.8 million people within 100 miles. According to information released by local governmental agencies, approximately 9 million tourists visited the Lake George area in 2000. The Albany market is the number 56 DMA in the United States

      The Great Escape is located on a site of approximately 368 acres, with 143 acres currently used for park operations. Approximately 43 of the undeveloped acres are suitable for park expansion. The Great Escape's only significant direct competitor is Six Flags New England, the Company's park located in Springfield, Massachusetts, approximately 150 miles from The Great Escape. In addition, there is a smaller water park located in Lake George.

      WATERWORLD PARKS

      The Waterworld Parks consist of two water parks (Waterworld USA/Concord and Waterworld USA/Sacramento).

      Waterworld USA/Concord is located in Concord, California, in the East Bay area of San Francisco. The park's primary market includes nearly all of the San Francisco Bay area. This market provides the park with a permanent resident population base of approximately 8.0 million people within 50 miles of the park and 10.5 million people within 100 miles. The San Francisco Bay market is the number 5 DMA in the United States.

      Waterworld USA/Sacramento is located on the grounds of the California State Fair in Sacramento, California. The facility's primary market includes Sacramento and the immediate surrounding area. This market provides the park with a permanent resident population base of approximately 2.8 million people within 50 miles of the park and 10.1 million people within 100 miles. The Sacramento market is the number 19 DMA in the United States.

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

      WHITE WATER BAY

      White Water Bay is a tropical themed water park situated on approximately 22 acres located along Interstate 40 in southwest Oklahoma City, Oklahoma. The park's primary market includes the greater Oklahoma City metropolitan area. Oklahoma City is the number 45 DMA in the United States. This market provides the park with a permanent resident population base of approximately 1.2 million people within 50 miles of the park and 2.5 million people within 100 miles.

      WYANDOT LAKE

      Wyandot Lake is mainly a water park, but also offers traditional amusement park attractions with 15 "dry" rides, games, shows and a large catering facility. It is located just outside of Columbus, Ohio, adjacent to the Columbus Zoo on property subleased from the Columbus Zoo. The park's primary market includes the Columbus metropolitan area and other central Ohio towns. This market provides the park with a permanent resident population base of approximately 2.1 million people within 50 miles of the park and approximately
6.6 million people within 100 miles. The Columbus market is the number 34 DMA in the United States.

      The Company leases from the Columbus Zoo the land, the buildings and several rides which existed on the property at the time the lease was entered into in 1983. The current lease expires in 2002, but the Company expects to exercise its available options through 2008. The land leased by Wyandot Lake consists of approximately 18 acres. The park shares parking facilities with the Columbus Zoo.

      Wyandot Lake's direct competitors are Kings Island, located near Cincinnati, Ohio, and Cedar Point, located in Sandusky, Ohio. Each of these parks is located approximately 100 miles from Wyandot Lake. Although the Columbus Zoo is located adjacent to the park, it is a complementary attraction, with many patrons visiting both facilities.

DESCRIPTION OF INTERNATIONAL PARKS

      SIX FLAGS BELGIUM

      Six Flags Belgium (formerly know as Walibi-Wavre) is a combination theme park and year-round indoor water park - called Aqualibi - near Brussels. The park is being rebranded for the 2001 season with the introduction of the Looney Tunes and other Warner Bros. characters and an expansion of the park's rides and attractions. The park is located on 120 acres. The Company estimates that approximately 8.3 million people live within a 50 mile radius of the park and approximately 23.9 million people live within 100 miles. The park's primary competitors are Bobbejaanland in Belgium, Efteling in Holland and Parc Asterix in France. These parks are located approximately 70, 100 and 200 miles from Six Flags Belgium, respectively. The park also competes with the Company's Bellewaerde park, approximately 100 miles from Six Flags Belgium.

      SIX FLAGS HOLLAND

      Six Flags Holland is a theme park located on 390 acres that features over 30 rides and numerous shows, games and food venues. The park was rebranded as a "Six Flags" park for the 2000 season in conjunction with a substantial capital expansion and the introduction of the Looney Tunes and other licensed characters. The park is located in the heart of the Netherlands, just west of Amsterdam. This market provides the park with a permanent resident population base of approximately 7.5 million people within a 50 mile radius of the park and approximately 28.6 million people within 100 miles. The park's primary competitor is Efteling in Holland, approximately 100 miles from the park.

      SIX FLAGS MEXICO

      In May 1999, the Company acquired Reino Aventura, the largest paid admission theme park in Mexico, which was rebranded as Six Flags Mexico for the 2000 season. The park first opened in 1982 and is located on approximately 107 acres in Mexico City, which are leased on a long-term basis from the Federal District of Mexico. More than 22 million people live within 50 miles of Six Flags Mexico. Six Flags Mexico's principal competitors are Chapultepec and Divertido, both amusement parks located in Mexico City.

      BELLEWAERDE

      Bellewaerde is a combination animal and theme park in Ieper, Belgium. It lies in historic Flanders, the northern area of Belgium. The park is situated on 130 acres. The Company estimates that approximately 4.3 million people live within a 50 mile radius of the park and approximately 16.8 million people live within 100 miles. The park's primary competitors are Plopsaland and Bobbejaanland, each located in Belgium. These parks are located approximately 125 and 120 miles from Bellewaerde, respectively. The park also competes with Six Flags Belgium, approximately 100 miles from Bellewaerde.

      WALIBI AQUITAINE

      Walibi Aquitaine is a theme park located in Southwestern France between Bordeaux and Toulouse. The park is located on approximately 74 acres. Approximately 1.0 million people live within a 50 mile radius of the park and approximately 5.2 million people live within 100 miles. The park's nearest competitor is Futuroscope in Poitiers, France which is located 250 miles from Walibi Aquitaine.

      WALIBI RHONE-ALPES

      Walibi Rhone-Alpes is a combination theme and water park located in eastern France in the heart of the Lyon-Geneva-Grenoble triangle. The park is located on approximately 86 acres. Approximately 3.9 million people live within a 50 mile radius of the park and approximately 10.5 million people live within 100 miles. The park's primary competitor is Parc Asterix in France which is located approximately 310 miles away.

      WALIBI SCHTROUMPF

      Walibi Schtroumpf is a Smurf-themed park located near Metz in northeastern France. The park is located on approximately 375 acres. The park's main markets include parts of France, Belgium, Luxembourg and Germany. These markets provide the park with a permanent resident population base of approximately 2.2 million people within a 50 mile radius of the park and approximately 4.5 million people within 100 miles. The park's primary competitors are Europa Park in Germany and Parc Asterix in France. These parks are located approximately 150 and 220 miles from the park, respectively.


      WARNER BROS. MOVIE WORLD GERMANY

      In November 1999, the Company acquired Warner Bros. Movie World Germany, a "Hollywood" themed park located near Dusseldorf, Germany. The park is located on approximately 148 acres of land, most of which is leased on a long-term basis with the balance owned. Approximately 15.0 million people live within 50 miles of the park and 35.2 million people within 100 miles. The park's primary competitors are Phantasialand Park, located approximately 75 miles from the park, and Efteling, located approximately 110 miles from the park.

      WARNER BROS. MOVIE WORLD MADRID (UNDER CONSTRUCTION)

      The Company is managing the development of a new park to be known as Warner Bros. Movie World Madrid, near Madrid, Spain. The park, which is scheduled to open in the spring of 2002, will be located on approximately 150 acres with ample room for expansion.

      The park's primary market includes the metropolitan Madrid area. This market provides the park with a permanent resident population base of approximately 5 million people within a 50 mile radius of the park and approximately 10 million people within 100 miles. In addition, nearly 10 million people visit Madrid annually and thus will become part of the market potential of this park. The park's primary competitors are Parque de Atracciones in Madrid and Terra Mitica in Valencia. These parks are located approximately 20 and 230 miles from the park, respectively.

      The Company is paid a development fee from the owner and will manage the park on a long-term basis following its opening. The Company also holds a minority interest in the park's ownership.

      For additional financial and other information concerning the Company's international operations, see Note 3 to Notes to Consolidated Financial Statements.

PENDING ACQUISITION

      LA RONDE

      The Company has entered into a letter of intent to acquire substantially all of the assets of La Ronde, a theme park located in the City of Montreal for Can. $30.0 million (approximately US $20.0 million using the December 31, 2000 exchange rate). Under this arrangement, the Company has agreed to invest in the park Can. $90.0 million (approximately US $60.0 million using that exchange rate) over four seasons, commencing in 2002. The park is located on the 146 acre site of the 1967 Montreal Worlds Fair. The Company will lease the land on which the park is located on a long-term basis. Montreal has a metropolitan population of approximately 3.3 million, with approximately 4.1 million people living within 50 miles and is a major tourist destination. There can be no assurance that this acquisition will be completed.

MARKETING AND PROMOTION

      The Company attracts visitors through locally oriented multimedia marketing and promotional programs for each of its parks. These programs are tailored to address the different characteristics of their respective markets and to maximize the impact of specific park attractions and product introductions. All marketing and promotional programs are updated or completely revamped each year to address new developments. Marketing programs are supervised by Six Flags' Senior Vice President for Marketing, with the assistance of Six Flags' senior management and in-house marketing staff, as well as its national advertising agency.

      The Company also develops partnership relationships with well-known national and regional consumer goods companies and retailers to supplement its advertising efforts and to provide attendance incentives in the form of discounts and/or premiums. The Company has also arranged for popular local radio and television programs to be filmed or broadcast live from its parks.

      Group sales and pre-sold tickets provide the Company with a consistent and stable base of attendance. Each park has a group sales manager and a well-trained sales staff dedicated to selling multiple group sales and pre-sold ticket programs through a variety of methods, including direct mail, telemarketing and personal sales calls.

      The Company has also developed effective programs for marketing season pass tickets. Season pass sales establish a solid attendance base in advance of the season, thus reducing exposure to inclement weather. Additionally, season pass holders often bring paying guests and generate "word-of-mouth" advertising for the parks.

      A significant portion of the Company's attendance is attributable to the sale of discount admission tickets. The Company offers discounts on multi-visit tickets, tickets for specific dates and tickets to affiliated groups such as businesses, schools and religious, fraternal and similar organizations. The increased in-park spending which results from such attendance is not offset by incremental operating expenses, since such expenses are relatively fixed during the operating season.

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

LICENSES

      Six Flags and its subsidiaries, including the Company, have the exclusive right on a long-term basis to theme park usage of the Warner Bros. and DC comics animated characters throughout the world except for Asia, Australia, Africa and the Las Vegas metropolitan area. In addition, the Cartoon Network and Hanna-Barbera characters are available for use by the Company at theme parks throughout Europe and Latin and South America. The Company believes that the use of the Warner Bros. characters adds a new dimension of family entertainment, helps drive attendance, lengthens visitors' stay in the parks and increases in-park spending. The Company believes the licensed characters are well known in its non-U.S. markets.

PARK OPERATIONS

      The Company currently operates in geographically diverse markets in the United States, Europe and Mexico. Each of the Company's parks is operated to the extent practicable as a separate operating division of the Premier in order to maximize local marketing opportunities and to provide flexibility in meeting local needs. Each park is managed by a general manager who reports to one of Six Flags' Executive Vice Presidents (each of whom reports to the Chief Operating Officer) and is responsible for all operations and management of the individual park. Six Flags also has as Executive Vice President responsible for retail and in-park spending at all of the its parks. Local advertising, ticket sales, community relations and hiring and training of personnel are the responsibility of individual park management in coordination with corporate support teams.

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

      The Company's parks are generally open daily from Memorial Day through Labor Day. In addition, most of the Company's parks are open during weekends prior to and following their daily seasons, including as a site for theme events (such as Hallowscream, Fright Fest and Oktoberfest). Certain of the parks have longer operating seasons. Typically, the parks charge a basic daily admission price, which allows unlimited use of all rides and attractions, although in certain cases special rides and attractions require the payment of an additional fee.

CAPITAL IMPROVEMENTS

      The Company regularly makes capital investments in the addition of new rides and attractions at its parks. The Company purchases both new and used rides. In addition, the Company rotates rides among its parks to provide fresh attractions. The Company believes that the introduction of new rides is an important factor in promoting the parks in order to achieve market penetration and encourage longer visits, which lead to increased attendance and in-park spending. In addition, the Company generally adds theming to acquired parks and enhances the theming and landscaping of its existing parks in order to provide a complete family oriented entertainment experience. Capital expenditures are planned on a seasonal basis with most expenditures made during the off-season. Expenditures for materials and services associated with maintaining assets, such as painting and inspecting rides are expensed as incurred and therefore are not included in capital expenditures.

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

MAINTENANCE AND INSPECTION

      The Company's rides are inspected daily by maintenance personnel during the operating season. These inspections include safety checks as well as regular maintenance and are made through both visual inspection of the ride and test operation. Senior management of Premier and the individual parks evaluate the risk aspects of each park's operation. Potential risks to employees and staff as well as to the public are evaluated. Contingency plans for potential emergency situations have been developed for each facility. During the off-season, maintenance personnel examine the rides and repair, refurbish and rebuild them where necessary. This process includes x-raying and magnafluxing (a further examination for minute cracks and defects) steel portions of certain rides at high-stress points. At March 1, 2001, the Company had approximately 1,135 full-time employees who devote substantially all of their time to maintaining the parks and their rides and attractions.

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

INSURANCE

      The Company maintains insurance of the type and in amounts that it believes are commercially reasonable and that are available to businesses in its industry. The Company maintains multi-layered general liability policies that provide for excess liability coverage of up to $100.0 million per occurrence. With respect to liability claims arising out of occurrences on and after July 1, 1998, there is no self-insured retention by the Company. In addition, with respect to claims arising out of occurrences prior to July 1, 1998 at the parks acquired by Six Flags in its acquisition of SFEC, there is no self-insured retention. The self-insurance portion of claims arising out of occurrences prior to that date at the Company's other U.S. parks is $50,000. The Company also maintains fire and extended coverage, workers' compensation, business interruption and other forms of insurance typical to businesses in its industry. The fire and extended coverage policies insure the Company's real and personal properties (other than land) against physical damage resulting from a variety of hazards.

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

SEASONALITY

      The operations of the Company are highly seasonal, with more than 90% of park attendance in 2000 occurring in the second and third calendar quarters and the most active period falling between Memorial Day and Labor Day. The great majority of the Company's revenues are earned in the second and third quarters of each year.

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

EMPLOYEES

      At March 1, 2001, the Company employed 2,774 full-time employees, and the Company employed nearly 36,000 seasonal employees during the 2000 operating season. In this regard, the Company competes with other local employers for qualified student and other candidates on a season-by-season basis. As part of the seasonal employment program, the Company employs a significant number of teenagers, which subjects the Company to child labor laws.

      Approximately 5.9% of the Company's full-time and approximately 6.3% of its seasonal employees are subject to labor agreements with local chapters of national unions. These labor agreements expire in December 2002 (Six Flags Great Adventure) and January 2003 (Six Flags St. Louis). The Company has not experienced any strikes or work stoppages by its employees, and the Company considers its employee relations to be good.

ITEM 2.     PROPERTIES

Set forth below is a brief description of the Company's material real estate at March 1, 2001:

Six Flags America, Largo, Maryland -- 515 acres (fee ownership)
Six Flags AstroWorld, Houston, Texas -- 85 acres (fee ownership)
Six Flags Belgium, Brussels, Belgium -- 120 acres (fee ownership)
Six Flags Darien Lake, Darien Center, New York -- 988 acres (fee ownership)
Six Flags Elitch Gardens, Denver, Colorado -- 67 acres (fee ownership)
Six Flags Fiesta Texas, San Antonio, Texas -- 206 acres (fee ownership)
Six Flags Great Adventure, Hurricane Harbor & Wild Safari, Jackson, New Jersey
   -- 2,200 acres (fee ownership)
Six Flags Great America, Gurnee, Illinois -- 440 acres (fee ownership)
Six Flags Holland, Biddinghuizen, The Netherlands -- 390 acres (fee ownership and leasehold interest)(1)
Six Flags Hurricane Harbor, Arlington, Texas -- 47 acres (fee ownership)
Six Flags Hurricane Harbor, Valencia, California -- 12 acres (fee ownership)
Six Flags Kentucky Kingdom, Louisville, Kentucky -- 58 acres (fee ownership and leasehold interest)(2)
Six Flags Magic Mountain, Valencia, California -- 260 acres (fee ownership)
Six Flags Marine World, Vallejo, California -- 138 acres (long-term leasehold interest at nominal rent)
Six Flags Mexico, Mexico City, Mexico - 107 acres (leasehold interest)(3)
Six Flags New England, Agawam, Massachusetts -- 230 acres (substantially all fee ownership)
Six Flags St. Louis, Eureka, Missouri -- 497 acres (fee ownership)
Six Flags WaterWorld, Houston, Texas -- 14 acres (fee ownership)
Six Flags White Water Atlanta, Marietta, Georgia - 69 acres (fee ownership)
Six Flags Worlds of Adventure, Aurora, Ohio -- 690 acres (fee ownership) Bellewaerde, Ieper, Belgium -- 130 acres (fee ownership)
Enchanted Village, Seattle, Washington -- 65 acres (leasehold interest)(4) Frontier City, Oklahoma City, Oklahoma -- 109 acres (fee ownership)
The Great Escape, Lake George, New York -- 368 acres (fee ownership)
Splashtown, Spring, Texas - 60 acres (fee ownership)
Walibi Aquitaine, Roquefort, France -- 74 acres (fee ownership)
Walibi Rhone-Alpes, Les Avenieres, France -- 86 acres (fee ownership)
Walibi Schtroumpf, Metz, France -- 375 acres (fee ownership)
Warner Bros. Movie World Germany, Bottrop, Germany - 148 acres (fee ownership and leasehold interest)(5)
Waterworld/Concord, Concord, California -- 21 acres (leasehold interest)(6) Waterworld/Sacramento, Sacramento, California -- 14 acres (leasehold interest)(7)
White Water Bay, Oklahoma City, Oklahoma -- 22 acres (fee ownership)
Wyandot Lake, Columbus, Ohio -- 18 acres (leasehold interest)(8)

----------
(1) A substantial portion of the land is leased from a governmental agency with a term expiring in 2018. An undeveloped portion of the land is also leased on a year-to-year basis. The balance is owned.
(2) Approximately 38 acres are leased under ground leases with terms (including renewal options) expiring between 2021 and 2049, with the balance owned by the Company.
(3) The site is leased from the Federal District of Mexico City. The lease expires in 2017.
(4) The site is leased from the prior owner. The base term of the lease expires in 2003 and the Company has renewal options covering an additional 46 years.
(5) Approximately 7% of the site is owned. The balance is leased from multiple landlords with lease terms in most cases ranging between 60 and 99 years.
(6) The site is leased from the City of Concord. The lease expires in 2025 and the Company has five five-year renewal options.
(7) The site is leased from the California Exposition and State Fair. The lease expires in 2015 and, subject to the satisfaction of certain conditions, may be renewed by the Company for an additional ten-year term.
(8) The site is subleased from the Columbus Zoo. The lease expires in 2002 and the Company has two renewal options with an aggregate 8 year term. Acreage for this site does not include approximately 30 acres of parking which is shared with the Columbus Zoo.

      The Company has granted to its lenders under its $1.2 billion credit agreement a mortgage on substantially all of its United States properties.

      In addition to the foregoing, at March 1, 2001, the Company owned certain undeveloped land in Indiana and indirectly owned real estate interests through its non-controlling general partnership interest in 229 East 79th Street Associates L.P., a limited partnership that converted to cooperative ownership a New York City apartment building. In addition, the Company leases office space and a limited number of rides and attractions at its parks. See Note 12 to Notes to Consolidated Financial Statements.

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

      In December 1998, a final judgment of $197.3 million in compensatory damages was entered against SFEC, Six Flags Theme Parks Inc., Six Flags Over Georgia, Inc. and TWE, and a final judgment of $245.0 million in punitive damages was entered against Time Warner Entertainment Company, L.P. ("TWE") and of $12.0 million in punitive damages was entered against the referenced Six Flags entities. The compensatory damages judgment has been paid and the Company has been advised that TWE is considering an appeal to the U.S. Supreme Court of the punitive damages judgment. The judgments arose out of a case entitled SIX FLAGS OVER GEORGIA, LLC ET AL. V. TIME WARNER ENTERTAINMENT COMPANY, L.P. ET AL. based on, among other things, certain disputed partnership affairs prior to the Company's acquisition of SFEC at Six Flags Over Georgia, including alleged breaches of fiduciary duty.

      The sellers in the SFEC acquisition, including Time Warner Inc., have agreed to indemnify the Company from any and all liabilities arising out of this litigation.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II


ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
            RELATED STOCKHOLDER MATTERS

      All of the Company's Common Stock is owned by Six Flags, and there is no public market for the Common Stock.

      The Company paid no cash dividends during the three years ended December 31, 2000. The indenture relating to the Company's notes and the Company's senior credit facility limit the payment of cash dividends to Six Flags. See Note 7 to Notes to Consolidated Financial Statements.


ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

      The Company's revenue is derived from the sale of tickets for entrance to its parks (approximately 54.1%, 54.0%, and 53.5%, in 2000, 1999 and 1998,
respectively) and the sale of food, merchandise, games and attractions inside its parks, as well as sponsorship and other income (approximately 45.9%, 46.0% and 46.5% in 2000, 1999 and 1998, respectively). The Company's principal costs of operations include salaries and wages, employee benefits, advertising, outside services, maintenance, utilities and insurance. The Company's expenses are relatively fixed. Costs for full-time employees, maintenance, utilities, advertising and insurance do not vary significantly with attendance, thereby providing the Company with a significant degree of operating leverage as attendance increases and fixed costs per visitor decrease.

      Results of operations for 2000 do not include the results of Enchanted Village and Wild Waves since it was transferred to the Company by Six Flags in early 2001. Historical results of operations for 1999 include the results of operations of SFEC for the entire year, of Six Flags Mexico and Splashtown only from the dates of their respective acquisitions in May 1999 and of Warner Bros. Movie World Germany from its acquisition in November 1999 (following its 1999 operating season). Results of Walibi and SFEC are included in 1998 results only from the dates of their respective acquisitions (March 26, 1998, in the case of Walibi, and April 1, 1998, in the case of SFEC).

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

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2000 AND 1999

      REVENUE. Revenue in 2000 totaled $1,006.6 million compared to $927.0 million for 1999, representing an 8.6% increase. The increase over the prior year was primarily due to increased per capita spending at the Company's domestic parks and the inclusion for the entire 2000 year of the revenues of Movie World Germany acquired in November 1999. The Company believes that revenues in 2000 were adversely affected by unusually difficult weather, particularly in June and July, in a large number of its major markets. Reported revenues from the Company's European parks as translated into U.S. dollars were adversely impacted by a decline in European currencies during the 2000. Revenue growth in 2000 would have been approximately $20.0 million higher had European currency exchange rates remained at 1999 levels.

      OPERATING EXPENSES. Operating expenses for 2000 increased $22.2 million compared to actual expenses for 1999 but decreased $14.1 million from the prior year on a same park basis (including the pre-acquisition results for 1999 of the parks acquired in that year). The 6.3% increase in actual expenses is exclusively attributable to the inclusion for the entire year ended December 31, 2000 of two consolidated parks acquired in May 1999 and one acquired in November 1999 (the "Acquired Parks). If the full year results of the Acquired Parks were included in both periods, as a percentage of revenues operating expenses would have been 37.3% in 2000 and 39.5% in 1999.

      SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for 2000 decreased $12.6 million from the prior year on a same park basis. As a percentage of revenue (including the Acquired Parks for both years), selling, general and administrative expenses would have been 16.4% in 2000 and 17.1% in 1999.

      COSTS OF PRODUCTS SOLD. Costs of products sold in 2000 increased $4.9 million compared to 1999 actual but decreased $3.8 million on a same park basis. As a percentage of theme park food, merchandise and other revenues, costs of products sold were 20.7% in 2000 compared to 21.8% in 1999.

      DEPRECIATION AND AMORTIZATION EXPENSE; INTEREST EXPENSE, NET; OTHER INCOME (EXPENSE). Depreciation and amortization expense for 2000 increased $24.2 million compared to 1999. The increase compared to the 1999 level was attributable to the Company's on-going capital program at the previously owned parks and from the additional expense associated with the Acquired Parks. Exclusive of the Acquired Parks, 2000 depreciation and amortization expense increased $15.4 million compared to 1999. Interest expense, net increased $25.2 million compared to the 1999 level. The increase resulted from higher average interest rates on a higher average debt and reduced interest income from lower average cash and cash equivalent balances during 2000. The $6.6 million increase in other expense in 2000 was related to the removal and disposal of rides, buildings and other assets at two parks that were substantially improved and rebranded as "Six Flags" theme parks.

      EQUITY IN OPERATIONS OF THEME PARKS. Equity in operations of theme park partnerships reflects the Company's share of the income or loss of Six Flags Marine World and its management. The Company became entitled to a share of the cash flows from the lease and management of Six Flags Marine World in 1998. See
Note 2 to Notes to Consolidated Financial Statements.

      INCOME TAX EXPENSE. Income tax expense was $41.8 million for 2000 compared to a $44.3 million expense for 1999. The Company's effective tax rate is adversely affected from permanent differences associated with goodwill amortization for financial purposes and the lesser amount of amortization that is deductible for tax purposes.

      At December 31, 2000, the Company estimates that it had approximately $508.3 million of net operating losses ("NOLs") carryforwards for Federal income tax purposes. The NOLs are subject to review and potential disallowance by the Internal Revenue Service upon audit of the Federal income tax returns of the Company and its subsidiaries. In addition, the use of such NOLs is subject to limitations on the amount of taxable income that can be offset with such NOLs. Some of such NOLs also are subject to a limitation as to which of the subsidiaries' income such NOLs are permitted to offset. Although, no assurance can be given as to the timing or amount of the availability of such NOLs to the Company and its subsidiaries, the Company anticipates that it is more likely than the NOLs will be utilized prior to their expiration. See Note 8 to Notes to Consolidated Financial Statements.

YEARS ENDED DECEMBER 31, 1999 AND 1998

      The table below sets forth certain historical financial information with respect to the Company for the years ended December 31, 1999 (which includes SFEC for the entire year) and 1998 and with respect to SFEC and Walibi for the three months ended March 31, 1998 (representing the pre-acquisition portion of the 1998 year).


                                                                                        Year Ended December 31, 1998
                                                                          ----------------------------------------------------------
                                                                          Historical    Historical
                                                                             SFEC        Walibi for
                                                                          for Period      Period
                                           Year Ended                      Prior to       Prior to         Pro
                                          December 31,     Historical      April 1,       March 26,        Forma           Company
                                              1999          Company        1998(1)        1998(2)       Adjustments       Pro Forma
                                         -------------     ---------      ---------      ---------      -----------       ----------
                                                                         (Unaudited)    (Unaudited)     (Unaudited)      (Unaudited)
                                                                            (In thousands)
Revenue:
   Theme park admissions.................   $ 500,417      $ 423,461      $  15,047      $     883      $      --         $ 439,391
   Theme park food,
     Merchandise and other...............     426,567        368,338          7,792            624             --           376,754
                                            ---------      ---------      ---------      ---------      ---------         ---------
      Total revenue......................     926,984        791,799         22,839          1,507             --           816,145
                                            ---------      ---------      ---------      ---------      ---------         ---------

Operating costs and expenses:
   Operating expenses....................     353,728        297,266         45,679          4,626             --           347,571
   Selling, general and
     Administrative......................     153,249        117,634         19,278          3,407                          140,319
   Noncash compensation..................          --            675             --             --             --               675
   Costs of products sold................      90,699         81,563          2,193            248             --            84,004
   Depreciation and amortization.........     153,675        109,676         17,629          3,214          6,440(3)        136,959
                                            ---------      ---------      ---------      ---------      ---------         ---------
   Total operating costs
     and expenses........................     751,351        606,814         84,779         11,495          6,440           709,528
                                            ---------      ---------      ---------      ---------      ---------         ---------

      Income (loss) from operations......     175,633        184,985        (61,940)        (9,988)        (6,440)          106,617
                                            ---------      ---------      ---------      ---------      ---------         ---------

Other income (expense):
   Interest expense, net.................    (102,532)       (95,410)       (22,508)          (889)        (3,580)         (122,387)
   Equity in operations
     of theme parks......................       7,075          3,052             --             --             --             3,052
   Other income (expense), including
     Minority interest...................      (3,551)        (1,983)            --             (1)            --            (1,984)
                                            ---------      ---------      ---------      ---------      ---------         ---------
   Total other income (expense)..........     (99,008)       (94,341)       (22,508)          (890)        (3,580)         (121,319)
                                            ---------      ---------      ---------      ---------      ---------         ---------
Income (loss) before income taxes
  and extraordinary loss.................      76,625         90,644        (84,448)       (10,878)       (10,020)          (14,702)
Income tax expense.......................      44,263         46,634             --         (4,786)       (33,755)            8,093
                                            ---------      ---------      ---------      ---------      ---------         ---------
Income (loss) before extraordinary loss..   $  32,362      $  44,010      $ (84,448)     $  (6,092)     $  23,735         $ (22,795)
                                            =========      =========      =========      =========      =========         =========

EBITDA(6)................................   $ 329,308      $ 294,661      $ (44,311)     $  (6,774)     $      --         $ 243,576
                                            =========      =========      =========      =========      =========         =========

----------

(1) Includes results of SFEC for the period prior to April 1, 1998, the acquisition date, adjusted to eliminate (i) results of the Six Flags Over Texas and Six Flags Over Georgia (the "Partnership Parks") and (ii) the expense associated with certain one-time option payments resulting from the purchase. The Partnership Parks were transferred to Six Flags on the acquisition date.

(2) Includes results of Walibi for the period prior to March 26, 1998, the acquisition date. At that time, Walibi owned six of the Company's international parks.

(3) Includes adjustments to eliminate the historical depreciation and amortization for Six Flags and Walibi and the inclusion of estimated pro forma depreciation and amortization for the three months ended March 31, 1998.

(4) Includes adjustments to reflect additional interest expense associated with indebtedness incurred to finance the SFEC acquisition net of (a) the elimination of the historical interest expense associated with the Company and Six Flags credit facilities outstanding prior to April 1, 1998 and the long term debt of Walibi and (b) the amortization of the fair market value adjustments on certain then outstanding SFEC indebtedness recorded in connection with the acquisition of Six Flags. Issuance costs associated with the borrowings are being amortized over their respective periods.

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

----------

      REVENUE. Revenue in 1999 totaled $927.0 million ($903.2 million without giving effect to the three parks acquired in that year (the "Acquired Parks")), compared to $791.8 million (actual) and $816.1 million (pro forma) for 1998. The $87.1 million (10.7%) increase in 1999 revenue (excluding the Acquired Parks) compared to pro forma revenue for 1998 resulted primarily from an aggregate same park attendance increase of 3.8 million (12.9%) resulting in increased admission and in-park revenues and from increased in-park spending per capita at a number of parks, especially the parks rebranded as Six Flags parks for the year.

      OPERATING EXPENSES. Operating expenses for 1999 increased $56.5 million ($46.4 million excluding the Acquired Parks) compared to actual expenses for 1998 and increased $6.2 million (but decreased $3.9 million excluding the Acquired Parks) compared to pro forma expenses for 1998. The decrease (excluding the Acquired Parks) compared to pro forma expenses for 1998 resulted primarily from operating efficiencies realized at the Six Flags parks subsequent to their acquisition on April 1, 1998. Comparing 1999 actual (excluding the Acquired Parks) to 1998 pro forma as a percentage of revenues, these expenses were 38.0% and 42.5% respectively.

      SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses (excluding noncash compensation) for 1999 increased $35.6 million and $12.9 million, respectively, compared to the actual and pro forma expenses for 1998. Selling, general and administrative expenses for the Acquired Parks were $4.1 million for 1999. Advertising expenditures for 1999 increased by $23.3 million over the pro forma expense for 1998 reflecting a return to historical advertising levels of expenditures at the Six Flags parks and additional expenditures in support of the 1999 transition of four parks to the Six Flags brand. Remaining selling, general and administrative expenses in 1999 decreased by $14.5 million compared to 1998 pro forma levels primarily as a result of reduced corporate level expenditures, including staffing, related to the closing of the former Six Flags corporate office subsequent to the April 1, 1998 acquisition, as well as certain other savings, including insurance. Comparing 1999 actual (excluding the Acquired Parks) to

1998 pro forma as a percentage of revenues, selling, general and administrative expenses (excluding noncash compensation) were 16.5% and 17.2% respectively.

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

      DEPRECIATION AND AMORTIZATION AND INTEREST EXPENSES. Depreciation and amortization expense for 1999 increased $44.0 million and $16.7 million, respectively, compared to the actual and pro forma amounts for 1998. The increase compared to the pro forma 1998 level was attributable to the Company's on-going capital program at the previously owned parks and from additional depreciation and amortization expense associated with the Acquired Parks. Interest expense, net increased $7.1 million compared to the actual interest expense, net for 1998 and decreased $19.9 million compared to the pro forma interest expense, net for that year. The decrease compared to pro forma interest expense, net for 1998 resulted from the repayment of certain indebtedness of the Company with the proceeds of a capital contribution by Premier. See Note 7 to Notes to Consolidated Financial Statements.

      EQUITY IN OPERATIONS OF THEME PARKS. Equity in operations of theme park partnerships reflects the Company's share of the income or loss of Six Flags Marine World and its management. The Company became entitled to a share of the cash flows from the lease and management of Six Flags Marine World in 1998. The $4.0 million increase in the equity in operations of theme park partnerships compared to the 1998 was attributable to improved performance at that park. See
Note 5 to Notes to Consolidated Financial Statements.

      INCOME TAX EXPENSE. Income tax expense was $44.3 million for 1999 compared to a $46.6 million expense and a $8.1 million expense for the actual and pro forma results, respectively, for 1998. The effective tax rate for 1999 was effected by permanent differences associated with goodwill amortization for financial purposes being higher that the amount of amortization that is deductible for tax purposes.

LIQUIDITY, CAPITAL COMMITMENTS AND RESOURCES

      At December 31, 2000, the Company's total debt aggregated $1,283.8 million, of which approximately $99.7 million was scheduled to mature prior to December 31, 2001. After giving effect to the 2001 tender offer for the Company's 9 3/4% Senior Notes due 2007 and the repayment in 2001 of certain debt under the Company's senior credit facility from the proceeds of Six Flags' senior note offering, total debt at December 31, 2000 would have been $846.1 million of which $2.4 million matures prior to December 31, 2001. Based on interest rates at December 31, 2000 for floating rate debt and after giving effect to the 2001 tender offer and debt repayment and the interest rate swaps described below, annual cash interest payments for 2001 on total debt at December 31, 2000 will aggregate approximately $76.3 million, excluding cash interest paid in 2001 on indebtedness repaid in the 2001 refinancings. See Note 7 to Notes to Consolidated Financial Statements for additional information regarding the Company's indebtedness.

      During the year ended December 31, 2000, net cash provided by operating activities was $214.2 million. Net cash used in investing activities in 2000 totaled $351.9 million, consisting primarily of capital expenditures for the 2000 and 2001 seasons. Net cash provided by financing activities in 2000 was $62.9 million, representing primarily net borrowings under the Company's senior credit facility and capital contributions from Six Flags. See Notes 2 and 7 to Notes to Consolidated Financial Statements.

      In addition to its obligations under its outstanding indebtedness, the Company has guaranteed the obligations of certain subsidiaries of Six Flags to
(i) make minimum annual distributions of approximately $50.2 million in 2001 (subject to annual cost of living adjustments) to the limited partners in the Partnership Parks, (ii) make minimum capital expenditures at each of the Partnership Parks during rolling five-year periods, based generally on 6% of such park's revenues, and (iii) purchase at specified prices a maximum number of 5% per year (accumulating to the extent not purchased in any given year) of limited partnership units outstanding (to the extent tendered by the unit holders). At December 31, 2000, Six Flags had $75.4 million in a dedicated escrow account available to fund those obligations.

      The degree to which the Company is leveraged could adversely affect its liquidity. The Company's liquidity could also be adversely affected by unfavorable weather, accidents or the occurrence of an event or condition, including negative publicity or significant local competitive events, that significantly reduces paid attendance and, therefore, revenue at any of its theme parks.

      The Company believes that, based on historical and anticipated operating results, cash flows from operations, available cash and available amounts under the senior credit facility will be adequate to meet the Company's future liquidity needs, including anticipated requirements for working capital, capital expenditures and scheduled debt for at least the next several years. The Company may, however, need to refinance all or a portion of its existing debt on or prior to maturity or to seek additional financing.

MARKET RISKS AND SENSITIVITY ANALYSES

      Like other global companies, the Company is exposed to market risks relating to fluctuations in interest rates and currency exchange rates. The Company's objective is to minimize the negative impact of interest rate and foreign currency exchange rate fluctuations on the Company's operations, cash flows and equity. The Company does not acquire market risk sensitive instruments for trading purposes.

      To manage foreign currency exchange rates risks, on a limited basis the Company has used derivative financial instruments, exclusively foreign exchange forward contracts. These derivative financial instruments have been held to maturity and the Company only uses non-leveraged instruments. These contracts are entered into with major financial institutions, thereby minimizing the risk of credit loss. The Company has used forward contracts to "lock-in" the U.S. dollar cost of equipment to be purchased from foreign vendors or manufacturers where the contracts related thereto are denominated in foreign currency. At December 31, 2000, no such contracts were outstanding. See Note 6 to Notes to Consolidated Financial Statements for a more complete description of the Company's accounting policies and use of such instruments.

      In February 2001, the Company amended its three interest rate swap agreements that for the term of the applicable agreements (ranging from December 2002 to March 2003) effectively convert the Company's $600.0 million term loan into a fixed rate obligation. The Company's term loan borrowings bear interest at 3.25% above the LIBOR rate. The Company's interest rate swap agreements effectively "lock-in" the LIBOR component at rates ranging from 5.925% to 6.07% and average 5.98%. The counterparties to these agreements are major financial institutions, which minimizes the credit risk. See Note 6 to Notes to Consolidated Financial Statements.

      The following analysis presents the sensitivity of the market value, operations and cash flows of the Company's market-risk sensitive financial instruments to hypothetical changes in interest and exchange rates as if these changes occurred at December 31, 2000. The range of changes chosen for this analysis reflects the Company's view of changes which are reasonably possible over a one-year period. Market values are the present values of projected future cash flows based on the interest rate assumptions. These forward looking disclosures are selective in nature and only address the potential impacts from financial instruments.

They do not include other potential effects which could impact the Company's business as a result of these changes in interest and exchange rates.

      INTEREST RATE AND DEBT SENSITIVITY ANALYSIS

      At December 31, 2000, the Company had debt totaling $1,283.8 million, of which $299.3 million represents fixed-rate debt and the balance represents floating-rate debt. After giving effect to the 2001 tender offer and the 2001 repayment of certain debt under the senior credit facility from proceeds of Six Flags' senior note offering, total debt at that date would have been $846.1 million, of which $174.6 million would have represented fixed-rate debt. For fixed-rate debt, interest rate changes affect the fair value but do not impact the recorded fixed-rate debt amount, operations or cash flows. Conversely, for floating-rate debt, interest rate changes generally do not affect the fair value of the floating-rate debt but do impact future operations and cash flows, assuming other factors remain constant.

      Additionally, increases and decrease in interest rates impact the fair value of the interest rate swap agreements. A decrease in thirty and ninety-day LIBOR interest rates increases the fair value liability of the interest rate swap agreements. However, over the term of the interest rate swap agreements, the economic effect of changes in interest rates is fixed as the Company will pay a fixed amount and not be subject to changes in interest rates.

      Assuming other variables remain constant (such as foreign exchange rates and debt levels) after giving effect to the 2001 financings and assuming an average annual balance on the Company's working capital revolver, the pre-tax operations and cash flows impact resulting from a one percentage point increase in interest rates would be approximately $7.0 million ($1.0 million after giving effect to the interest rate swap agreements).

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative (that is gains and losses) depends on the intended use of the derivative and the resulting designation. The Company adopted the provisions of SFAS No. 133 as of January 1, 2001. As a result of the adoption, the Company recognized a liability of approximately $5.0 million and recorded in other comprehensive income (loss) the amount (net of tax effect) as a cumulative effect of a change in accounting principle.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
            ABOUT MARKET RISK

      Reference is made to the information appearing under the subheading "Market Risks and Sensitivity Analyses" under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 24-25 of this Report.

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

PART IV


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
            AND REPORTS ON FORM 8-K

      (a)(1) and (2) Financial Statements and Financial Statement Schedules

      The following consolidated financial statements of Premier Parks Inc. and subsidiaries, the notes thereto and the related report thereon of independent auditors are filed under Item 8 of this Report:

                                                                     PAGE

Independent Auditors' Report                                          F-2

Consolidated Balance Sheets -- December 31, 2000 and 1999             F-3

Consolidated Statements of Operations
   Years ended December 31, 2000, 1999 and 1998                       F-4

Consolidated Statements of Stockholder's Equity and Other
Comprehensive Income (Loss) Years ended December 31, 2000,
   1999 and 1998                                                      F-5

Consolidated Statements of Cash Flows
   Years ended December 31, 2000, 1999 and 1998                       F-6

Notes to Consolidated Financial Statements                            F-8

Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because they either are not required under the related instructions, are inapplicable, or the required information is shown in the financial statements or notes thereto.

      (a)(3)See Exhibit Index.

      (b)   REPORTS ON FORM 8-K
            None.

      (c)   Exhibits
            See Item 14(a)(3) above.

                                   SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:   March 28, 2001


                                    SIX FLAGS OPERATIONS INC.



                                    By:  /s/ Kieran E. Burke
                                       ---------------------------------------
                                         Kieran E. Burke
                                         Chairman of the Board
                                         and Chief Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the following capacities on the dates indicated.


Signature                            Title                            Date
---------                            -----                            ----


/s/ Kieran E. Burke                  Chairman of the Board,       March 28, 2001
-------------------------------      Chief Executive Officer
Kieran E. Burke                      (Principal Executive
                                     Officer) and Director


/s/ Gary Story                       President, Chief Operating   March 28, 2001
-------------------------------      Officer and Director
Gary Story


/s/ James F. Dannhauser              Chief Financial Officer      March 28, 2001
-------------------------------      (Principal Financial and
James F. Dannhauser                  Accounting Officer) and
                                     Director

                           SIX FLAGS OPERATIONS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            PAGE

Independent Auditors' Report                                                 F-2

Consolidated Balance Sheets - December 31, 2000 and 1999                     F-3

Consolidated Statements of Operations - Years ended
    December 31, 2000, 1999 and 1998                                         F-4

Consolidated Statements of Stockholder's Equity and Other
    Comprehensive Income (Loss) - Years ended
    December 31, 2000, 1999 and 1998                                         F-5

Consolidated Statements of Cash Flows - Years ended
    December 31, 2000, 1999 and 1998                                         F-6

Notes to Consolidated Financial Statements                                   F-8

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholder
Six Flags Operations, Inc.:


We have audited the accompanying consolidated balance sheets of Six Flags Operations, Inc. and subsidiaries (a wholly owned subsidiary of Six Flags, Inc.) as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholder's equity and other comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Six Flags Operations, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


                                            KPMG LLP


Oklahoma City, Oklahoma
March 2, 2001

                           SIX FLAGS OPERATIONS, INC.

                           Consolidated Balance Sheets

                           December 31, 2000 and 1999

                         ASSETS                                            2000                 1999
                                                                      ---------------      ---------------
Current assets:
    Cash and cash equivalents                                         $    41,950,000          118,011,000
    Accounts receivable                                                    35,461,000           26,728,000
    Inventories                                                            28,556,000           23,590,000
    Prepaid expenses and other current assets                              35,839,000           13,391,000
                                                                      ---------------      ---------------

                Total current assets                                      141,806,000          181,720,000
                                                                      ---------------      ---------------

Other assets:
    Debt issuance costs                                                    22,688,000           27,388,000
    Deposits and other assets                                              56,832,000           64,416,000
    Receivable from parent company                                          4,150,000                   --
                                                                      ---------------      ---------------
                Total other assets                                         83,670,000           91,804,000
                                                                      ---------------      ---------------

Property and equipment, at cost                                         2,551,628,000        2,259,195,000
    Less accumulated depreciation                                         325,574,000          207,040,000
                                                                      ---------------      ---------------
                                                                        2,226,054,000        2,052,155,000
                                                                      ---------------      ---------------

Investment in theme parks                                                 100,589,000           92,332,000
Intangible assets, principally goodwill                                 1,343,274,000        1,346,102,000
    Less accumulated amortization                                         147,235,000           92,997,000
                                                                      ---------------      ---------------
                                                                        1,196,039,000        1,253,105,000
                                                                      ---------------      ---------------

                Total assets                                          $ 3,748,158,000        3,671,116,000
                                                                      ===============      ===============

                     LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
    Accounts payable                                                  $    43,845,000           36,572,000
    Accrued interest payable                                               16,131,000           15,387,000
    Accrued compensation, payroll taxes, and benefits                       6,673,000           11,228,000
    Other accrued liabilities                                              58,645,000           68,159,000
    Payable to parent company                                                      --          100,291,000
    Current portion of long-term debt                                       2,401,000            2,055,000
                                                                      ---------------      ---------------
                Total current liabilities                                 127,695,000          233,692,000

Long-term debt                                                          1,281,430,000        1,195,184,000
Other long-term liabilities                                                37,937,000           41,760,000
Deferred income taxes                                                     192,411,000          158,650,000
                                                                      ---------------      ---------------
                Total liabilities                                       1,639,473,000        1,629,286,000
                                                                      ---------------      ---------------

Stockholder's equity:
    Common stock, $.05 par value, 1,000 shares authorized, issued
       and outstanding at December 31, 2000 and 1999                               --                   --
    Capital in excess of par value                                      2,093,209,000        2,012,506,000
    Retained earnings                                                      64,065,000           47,047,000
    Accumulated other comprehensive income (loss)                         (48,589,000)         (17,723,000)
                                                                      ---------------      ---------------
                Total stockholder's equity                              2,108,685,000        2,041,830,000
                                                                      ---------------      ---------------
                Total liabilities and stockholder's equity            $ 3,748,158,000        3,671,116,000
                                                                      ===============      ===============

See accompanying notes to consolidated financial statements.

                           SIX FLAGS OPERATIONS, INC.

                      Consolidated Statements of Operations

                  Years ended December 31, 2000, 1999 and 1998

                                                        2000                 1999                 1998
                                                   ---------------      ---------------      ---------------
Theme park admissions                              $   544,549,000          500,417,000          423,461,000
Theme park food, merchandise and other                 462,046,000          426,567,000          368,338,000
                                                   ---------------      ---------------      ---------------
          Total revenue                              1,006,595,000          926,984,000          791,799,000
                                                   ---------------      ---------------      ---------------

Operating costs and expenses:
    Operating expenses                                 375,888,000          353,728,000          297,266,000
    Selling, general and administrative                164,554,000          153,249,000          117,634,000
    Noncash compensation                                        --                   --              675,000
    Costs of products sold                              95,637,000           90,699,000           81,563,000
    Depreciation and amortization                      177,897,000          153,675,000          109,676,000
                                                   ---------------      ---------------      ---------------
          Total operating costs and expenses           813,976,000          751,351,000          606,814,000
                                                   ---------------      ---------------      ---------------
          Income from operations                       192,619,000          175,633,000          184,985,000
                                                   ---------------      ---------------      ---------------

Other income (expense):
    Interest expense                                  (129,718,000)        (115,733,000)        (108,969,000)
    Interest income                                      1,969,000           13,201,000           13,559,000
    Equity in operations of theme parks                  4,058,000            7,075,000            3,052,000
    Other income (expense)                             (10,119,000)          (3,551,000)          (1,983,000)
                                                   ---------------      ---------------      ---------------
          Total other income (expense)                (133,810,000)         (99,008,000)         (94,341,000)
                                                   ---------------      ---------------      ---------------

          Income before income taxes                    58,809,000           76,625,000           90,644,000
Income tax expense                                      41,791,000           44,263,000           46,634,000
                                                   ---------------      ---------------      ---------------
          Income before extraordinary loss              17,018,000           32,362,000           44,010,000

Extraordinary loss on extinguishment of debt,
    net of income tax benefit of $7,530,000 in
    1999 and $526,000 in 1998                                   --          (11,296,000)            (788,000)
                                                   ---------------      ---------------      ---------------
          Net income                               $    17,018,000           21,066,000           43,222,000
                                                   ===============      ===============      ===============

See accompanying notes to consolidated financial statements.

                           SIX FLAGS OPERATIONS, INC.

           Consolidated Statements of Stockholder's Equity and Other
                          Comprehensive Income (Loss)

                  Years ended December 31, 2000, 1999 and 1998

                                                 COMMON STOCK                                    RETAINED
                                        --------------------------------      CAPITAL IN         EARNINGS
                                            SHARES                            EXCESS OF        (ACCUMULATED
                                            ISSUED            AMOUNT          PAR VALUE          DEFICIT)
                                        --------------    --------------    --------------    --------------
Balances at December 31, 1997               37,798,914    $      944,000       354,235,000       (17,241,000)

Amortization of deferred compensation               --                --                --                --

Reorganization of interests under
    common control - 1998 merger           (37,797,914)         (944,000)      (12,570,000)               --

Reorganization of interests under
    common control - 1999 merger                    --                --       999,131,000                --

Contributions by Holdings                           --                --        53,643,000                --

Net income                                          --                --                --        43,222,000

Other comprehensive income - foreign
    currency translation adjustment                 --                --                --                --

Comprehensive income
                                        --------------    --------------    --------------    --------------

Balances at December 31, 1998                    1,000                --     1,394,439,000        25,981,000

Contributions by Holdings                           --                --       618,067,000                --

Net income                                          --                --                --        21,066,000

Other comprehensive loss - foreign
    currency translation adjustment                 --                --                --                --

Comprehensive loss
                                        --------------    --------------    --------------    --------------

Balances at December 31, 1999                    1,000                --     2,012,506,000        47,047,000

Contributions by Holdings                           --                --        80,703,000                --

Net Income                                          --                --                --        17,018,000

Other comprehensive loss - foreign
    currency translation adjustment                 --                --                --                --

Comprehensive loss
                                        --------------    --------------    --------------    --------------
Balances at December 31, 2000                    1,000    $           --     2,093,209,000        64,065,000
                                        ==============    ==============    ==============    ==============

                                                                 ACCUMULATED
                                                                    OTHER
                                                 DEFERRED        COMPREHENSIVE      TREASURY
                                               COMPENSATION      INCOME (LOSS)        STOCK              TOTAL
                                              --------------    --------------    --------------    --------------
Balances at December 31, 1997                    (13,500,000)               --          (689,000)      323,749,000

Amortization of deferred compensation                675,000                --                --           675,000

Reorganization of interests under
    common control - 1998 merger                  12,825,000                --           689,000                --

Reorganization of interests under
    common control - 1999 merger                          --                --                --       999,131,000

Contributions by Holdings                                 --                --                --        53,643,000

Net income                                                --                --                --        43,222,000

Other comprehensive income - foreign
    currency translation adjustment                       --         9,087,000                --         9,087,000
                                                                                                    --------------
Comprehensive income                                                                                    52,309,000
                                              --------------    --------------    --------------    --------------

Balances at December 31, 1998                             --         9,087,000                --     1,429,507,000

Contributions by Holdings                                 --                --                --       618,067,000

Net income                                                --                --                --        21,066,000

Other comprehensive loss - foreign
    currency translation adjustment                       --       (26,810,000)               --       (26,810,000)
                                                                                                    --------------
Comprehensive loss                                                                                      (5,744,000)
                                              --------------    --------------    --------------    --------------

Balances at December 31, 1999                             --       (17,723,000)               --     2,041,830,000

Contributions by Holdings                                 --                --                --        80,703,000

Net Income                                                --                --                --        17,018,000

Other comprehensive loss - foreign
    currency translation adjustment                       --       (30,866,000)               --       (30,866,000)
                                                                                                    --------------
Comprehensive loss                                                                                     (13,848,000)
                                              --------------    --------------    --------------    --------------
Balances at December 31, 2000                             --       (48,589,000)               --     2,108,685,000
                                              ==============    ==============    ==============    ==============

See accompanying notes to consolidated financial statements.

                           SIX FLAGS OPERATIONS, INC.

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 2000, 1999 and 1998

                                                                   2000                1999                1998
                                                              --------------      --------------      --------------
Cash flows from operating activities:
    Net income                                                $   17,018,000          21,066,000          43,222,000
    Adjustments to reconcile net income to net
       cash provided by operating activities (net
       of effects of acquisitions):
          Depreciation and amortization                          177,897,000         153,675,000         109,676,000
          Equity in operations of theme parks,
             net of cash received                                 10,655,000          (6,184,000)         (6,227,000)
          Minority interest in earnings                              132,000              (6,000)            960,000
          Noncash compensation                                            --                  --             675,000
          Interest accretion on notes payable                             --           6,157,000           9,521,000
          Interest accretion on restricted-use
             investments                                                  --          (8,908,000)         (7,267,000)
          Extraordinary loss on early extinguishment
             of debt                                                      --          18,826,000           1,314,000
          Amortization of debt issuance costs                      4,700,000           3,490,000           3,354,000
          Loss on disposal of assets                               9,987,000           3,557,000             920,000
          Deferred income taxes                                   38,386,000          36,949,000          45,142,000
          (Increase) decrease in accounts receivable              (8,733,000)          5,197,000          (8,947,000)
          (Increase) decrease in income tax
             receivable                                                   --                  --             995,000
          (Increase) decrease in inventories and prepaid
             expenses and other current assets                   (27,414,000)           (752,000)          5,809,000
          (Increase) decrease in deposits and
             other assets                                          7,584,000          (8,159,000)         (7,554,000)
          Decrease in accounts payable, accrued
             expenses and other liabilities                      (16,765,000)        (14,725,000)        (71,651,000)
          Increase (decrease) in accrued interest payable            744,000         (11,328,000)         16,927,000
                                                              --------------      --------------      --------------

                Total adjustments                                197,173,000         177,789,000          93,647,000
                                                              --------------      --------------      --------------

                Net cash provided by operating activities        214,191,000         198,855,000         136,869,000
                                                              --------------      --------------      --------------

Cash flows from investing activities:
    Additions to property and equipment                         (332,994,000)       (402,401,000)       (181,784,000)
    Investment in theme parks                                    (18,912,000)        (28,925,000)        (50,737,000)
    Transfer of interests in theme park
       partnerships to Six Flags, Inc.                                    --                  --         208,082,000
    Acquisition of theme park assets                                      --         (34,578,000)        (50,593,000)
    Acquisition of theme park companies, net
       of cash acquired                                                   --        (242,954,000)        (56,017,000)
    Purchase of restricted-use investments                                --                  --        (176,075,000)
    Maturities of restricted-use investments                              --         192,250,000                  --
                                                              --------------      --------------      --------------

                Net cash used in investing activities           (351,906,000)       (516,608,000)       (307,124,000)
                                                              --------------      --------------      --------------

Cash flows from financing activities:
    Repayment of long-term debt                                 (316,408,000)     (1,291,910,000)       (703,639,000)
    Proceeds from borrowings                                     403,000,000         962,000,000         830,000,000
    Capital contributions                                         80,703,000         607,632,000          56,766,000
    Increase (decrease) in payable to parent company            (100,291,000)        100,291,000                  --
    Increase in receivable from parent company                    (4,150,000)                 --                  --
    Payment of debt issuance costs                                        --         (19,310,000)        (18,058,000)
                                                              --------------      --------------      --------------

                Net cash provided by financing activities         62,854,000         358,703,000         165,069,000
                                                              --------------      --------------      --------------

                                                                     (Continued)

                           SIX FLAGS OPERATIONS, INC.

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 2000, 1999 and 1998

                                                       2000               1999               1998
                                                   -------------      -------------      -------------
Effect of exchange rate changes on cash
    and cash equivalents                           $  (1,200,000)        (3,106,000)         1,065,000
                                                   -------------      -------------      -------------

Increase (decrease) in cash and cash
    equivalents                                      (76,061,000)        37,844,000         (4,121,000)
Cash and cash equivalents at beginning of year       118,011,000         80,167,000         84,288,000
                                                   -------------      -------------      -------------

Cash and cash equivalents at end of year           $  41,950,000        118,011,000         80,167,000
                                                   =============      =============      =============

Supplementary cash flow information:
    Cash paid for interest                         $ 124,413,000        117,411,000         76,110,000
                                                   =============      =============      =============

    Cash paid for income taxes                     $      66,000            220,000            497,000
                                                   =============      =============      =============


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


See accompanying notes to consolidated financial statements.

                           SIX FLAGS OPERATIONS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998

(1)     SUMMARY OF SIGNIFICANT POLICIES

        (A)     DESCRIPTION OF BUSINESS

                The Company owns and operates regional theme amusement and water parks. As of December 31, 2000, the Company and its subsidiaries own or operate 34 parks, including 26 domestic parks, one park in Mexico and seven parks in Europe. The Company is also managing the construction and development of a theme park in Europe.

                On March 24, 1998, the company then known as Premier Parks Inc. (Premier Operations) merged (the 1998 Merger) with an indirect wholly owned subsidiary thereof, pursuant to which Premier Operations became a wholly owned subsidiary of Premier Parks Holdings Corporation (Holdings) and the holders of shares of common stock of Premier Operations became, on a share-for-share basis, holders of common stock of Holdings. On the 1998 Merger date, Premier Operations' name was changed to Premier Parks Operations Inc., and Holdings' name was changed to Premier Parks Inc.

                On April 1, 1998, Holdings purchased all of the outstanding capital stock of Six Flags Entertainment Corporation (SFEC and, together with its subsidiaries Six Flags) and consummated the other transactions described in Note 2 below. On November 5, 1999, SFEC and Premier Operations consummated a merger (the 1999 Merger), in which Premier Operations was the surviving corporation. On June 30, 2000, the name of Premier Parks Inc. was changed to Six Flags, Inc. and the name of Premier Operations Inc. was changed to Six Flags Operations, Inc. Unless otherwise indicated, all references contained herein reflect the name change as if it occurred prior to the earliest period presented. References herein to the "Company," or "Six Flags Operations" mean for all periods or dates, Six Flags Operations and its consolidated subsidiaries. As used herein, Holdings refers only to Six Flags, Inc., without regard to its subsidiaries.

                In connection with the 1998 Merger, Six Flags Operations and Holdings, entered into a shared services agreement pursuant to which certain corporate, administrative and other general services provided by Holdings are charged to Six Flags Operations, either on the basis of their respective revenues or on other relative bases. Allocations of these charges are reflected in the accompanying consolidated financial statements.

                During May 1999, in separate transactions, the Company purchased 100% of the capital stock of the companies that own Reino Aventura, a theme park located in Mexico City, and purchased the assets used in the operation of Splashtown, a water park near Houston. On November 15, 1999, the Company purchased the partnership that owns Warner Bros. Movie World Germany, near Dusseldorf, Germany, and entered into a joint venture with Warner Bros. to develop and manage a new Warner Bros. Movie World theme park scheduled to open in Madrid, Spain in 2002. See
                Note 2.

                During 1998, the Company purchased approximately 97% of the outstanding capital stock of Walibi, S.A. (Walibi) and as of December 31, 2000 owns 100%. See Note 2.


                                      F-8
                                                                     (CONTINUED)

                           SIX FLAGS OPERATIONS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


                The accompanying consolidated financial statements for the year ended December 31, 1999 reflect the results of Reino Aventura, Splashtown, and Movie World Germany only from their acquisition dates, May 4, 1999, May 13, 1999, and November 15, 1999, respectively. The accompanying consolidated financial statements for the year ended December 31, 1998 reflect the results of Walibi only from March 26, 1998, and of Six Flags only from April 1, 1998. In addition, 2000, 1999 and 1998 results include the Company's share of the results of Six Flags Marine World under the applicable lease and related documents. See Note 5.

                On February 9, 2001, the Company purchased substantially all of the assets used in the operation of Sea World of Ohio, a marine wildlife park located adjacent to the Company's Six Flags Ohio theme park, for a cash purchase price of $110,000,000. The acquisition was funded from proceeds obtained through Holding's public offering of 11,500,000 Preferred Income Equity Redeemable Shares (PIERS). In February 2001, Holdings transferred to the Company all of the capital stock of the company that owns Enchanted Village and Wild Waves, a water and childrens' ride park near Seattle. The accompanying consolidated financial statements do not include the results of Sea World of Ohio or Enchanted Village for any period presented as the Company's ownership occurred subsequent to December 31, 2000.

        (B)     BASIS OF PRESENTATION

                The Company's accounting policies reflect industry practices and conform to accounting principles generally accepted in the United States of America .

                The 1998 financial statements include the results of operations and cash flows of Six Flags, Inc. through the 1998 Merger date and the operations and cash flows of Six Flags Operations for the period from the 1998 Merger date through December 31, 1998. In addition, the 1998 financial statements also include the results of SFEC for the period from April 1, 1998, the date of the SFEC acquisition, through December 31, 1998. The subsequent financial statements fully include the results of SFEC and the results of Six Flags Operations. The 1999 Merger and the 1998 Merger were accounted for as reorganizations of interests under common control in a manner similar to a pooling of interests. The effect of the 1999 Merger was to reflect the assets and liabilities of SFEC as if contributed to Six Flags Operations by Holdings on April 1, 1998, the purchase date.

                The consolidated financial statements include the accounts of the Company, its majority and wholly owned subsidiaries, and limited partnerships and limited liability companies in which the Company beneficially owns 100% of the interests. Intercompany transactions and balances have been eliminated in consolidation.

        (C)     CASH EQUIVALENTS

                Cash equivalents of $17,345,000 and $80,370,000 at December 31, 2000 and 1999, respectively, consist of short-term highly liquid investments with a remaining maturity as of purchase date of three months or less, which are readily convertible into cash. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with remaining maturities as of their purchase date of three months or less to be cash equivalents.


                                      F-9
                                                                     (CONTINUED)

                           SIX FLAGS OPERATIONS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


        (D)     INVENTORIES

                Inventories are stated at the lower of cost (first-in, first-out) or market value and primarily consist of products for resale including merchandise and food and miscellaneous supplies.

        (E)     ADVERTISING COSTS

                Production costs of commercials and programming are charged to operations in the year first aired. The costs of other advertising, promotion, and marketing programs are charged to operations when incurred. The amounts capitalized at year-end are included in prepaid expenses.

                Advertising and promotions expense was $105,576,000, $99,241,000 and $62,642,000 during 2000, 1999 and 1998, respectively.

        (F)     DEBT ISSUANCE COSTS

                The Company capitalizes costs related to the issuance of debt. The amortization of such costs is recognized as interest expense under a method approximating the interest method over the life of the respective debt issue.

        (G)     DEPRECIATION AND AMORTIZATION

                Rides and attractions are depreciated using the straight-line method over 5-25 years. Land improvements are depreciated using the straight-line method over 10-15 years. Buildings and improvements are depreciated over their estimated useful lives of approximately 30 years by use of the straight-line method. Furniture and equipment are depreciated using the straight-line method over 5-10 years.

                Maintenance and repairs are charged directly to expense as incurred, while betterments and renewals are generally capitalized as property and equipment. When an item is retired or otherwise disposed of, the cost and applicable accumulated depreciation are removed and the resulting gain or loss is recognized.

        (H)     INVESTMENT IN THEME PARKS

                The Company manages two parks in which the Company does not currently own a controlling interest. The Company accounts for its investment in the Six Flags Marine World park using the equity method of accounting. The equity method of accounting recognizes the Company's share of the activity of Six Flags Marine World in the accompanying consolidated statements of operations in the caption "equity in operations of theme parks." The equity method of accounting differs from the consolidation method of accounting used for the theme parks in which the Company owns a controlling interest. In the consolidation method of accounting, the activities of the controlled parks are reflected in each revenue and expense caption rather than aggregated into one caption. The Warner Bros. Movie World theme park being constructed in Spain is not yet in operation. The Company accounts for its investment in this park at cost.


                                      F-10
                                                                     (CONTINUED)

                           SIX FLAGS OPERATIONS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


       (I)    INTANGIBLE ASSETS

              Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected period to be benefited, generally 18 to 25 years. Other intangible assets are amortized over the period to be benefited, generally up to 25 years. The Company assesses the recoverability of intangible assets by determining whether the amortization of the intangible asset balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquisition. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average borrowing rate. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

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


                                      F-11
                                                                     (CONTINUED)

                           SIX FLAGS OPERATIONS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


        (M)     COMPREHENSIVE INCOME (LOSS)

                Comprehensive income (loss) consists of net income and changes in the foreign currency translation adjustment, and is presented in the 2000, 1999 and 1998 consolidated statements of stockholder's equity and other comprehensive income (loss) as accumulated other comprehensive income (loss).

        (N)     USE OF ESTIMATES

                The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        (O)     RECLASSIFICATIONS

                Reclassifications have been made to certain amounts reported in 1999 and 1998 to conform with the 2000 presentation.

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

       On November 15, 1999, the Company purchased the partnership that owns Warner Bros. Movie World Germany, near Dusseldorf, Germany, and entered into a joint venture with Warner Bros. to design, develop and manage a new Warner Bros. Movie World theme park scheduled to open in Madrid, Spain in 2002. At the same time, the Company entered into a long-term license agreement for exclusive theme park usage in Europe, Mexico, South America, and Central America of the Looney Tunes, Hanna-Barbera, Cartoon Network and D.C. Comics characters. The aggregate cost of the transactions was $180,269,000, which was funded by borrowings under the Company's 1999 credit facility (the Credit Facility). See Note 7(c). Approximately $42,800,000 of the aggregate costs were allocated to goodwill and intangible assets. The transaction was accounted for as a purchase.

       On March 26, 1998, the Company purchased (the Private Acquisition) approximately 49.9% of the outstanding capital stock of Walibi for an aggregate purchase price of $42,300,000, of which 20% was paid through issuance of 448,910 shares of Holdings' common stock and 80% was paid in cash.


                                      F-12
                                                                     (CONTINUED)

                           SIX FLAGS OPERATIONS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


       In June 1998, the Company purchased an additional 44% of the outstanding capital stock of Walibi for an aggregate purchase price of $38,100,000, which was paid through issuance of 347,746 shares of Holdings' common stock and $31,400,000 in cash. During the remainder of the year, the Company purchased an additional 3% of Walibi, which included the issuance of an additional 9,298 shares of Holdings' common stock. During 2000 and 1999, the Company purchased an additional 1.1% and 2%, respectively, of Walibi and as of June 2000, owned 100% of the equity interests of Walibi. On the date of the Private Acquisition, Walibi's indebtedness aggregated $71,181,000, which indebtedness was assumed or refinanced by the Company. The Company funded the cash portion of the purchase price (and the refinancing of such indebtedness) from borrowings under a previously existing credit facility. As of the acquisition dates and after giving effect to the purchases, $11,519,000 of deferred tax liabilities were recognized for the tax consequences attributable to the differences between the financial carrying amounts and the tax basis of Walibi's assets and liabilities. Approximately $60,118,000 of costs in excess of the fair value of the net assets acquired were recorded as goodwill. As a result of 2000 revenues of Walibi exceeding levels specified in the purchase agreement, Holdings is required to issue to the former owners of Walibi additional shares of common stock in April 2001, with an approximate value of $2,266,000 (using December 31, 2000 exchange rates). Holdings may be required to issue additional shares of common stock based on Walibi's revenues during 2001. The value of the additional Holdings shares will be recorded as additional goodwill and an equity contribution to the Company.

       On April 1, 1998 Holdings acquired (the Six Flags Acquisition) all of the capital stock of SFEC for $976,000,000, paid in cash. In connection with the Six Flags Acquisition, SFEC issued $170,000,000 aggregate principal amount of its 8 7/8% Senior Notes due 2006 (the SFEC Notes). In addition, in connection with the Six Flags Acquisition, the Company (i) assumed $285,000,000 principal amount at maturity of previously outstanding senior subordinated notes of Six Flags Theme Parks Inc. (SFTP), an indirect wholly owned subsidiary of SFEC, which notes had an accreted value of $278,100,000 at April 1, 1998 (fair value of $318,500,000 at that date) and (ii) refinanced all outstanding SFTP bank indebtedness with the proceeds of $410,000,000 of borrowings under a $472,000,000 senior secured credit facility of SFTP. Pursuant to the acquisition, Six Flags transferred to Holdings all of its interests in the limited partnerships that own Six Flags Over Texas and Six Flags Over Georgia (the Partnership Parks), for $46,000,000 in cash and Holdings' payment of $165,686,000 of SFEC debt. During 1999, the Company completed the determination of the value of the assets acquired and liabilities assumed. As a result of the final determination, the deferred income tax liability resulting from the acquisition and goodwill were each reduced by approximately $30,000,000. As of the acquisition date and after giving effect to the final allocation of purchase price, $35,619,000 of deferred tax liabilities were recognized for the tax consequences attributable to the differences between the financial carrying amounts and the tax basis of SFEC's assets and liabilities. Approximately $1,170,974,000 of costs in excess of the fair value of the net assets acquired were recorded as goodwill.


                                      F-13
                                                                     (CONTINUED)

                           SIX FLAGS OPERATIONS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


       The following summarized unaudited pro forma results of operations for the years ended December 31, 1999 and 1998, assume that the SFEC, Walibi, Six Flags Mexico, Splashtown and Movie World acquisitions, and the related transactions occurred as of January 1, 1998.

                                                            1999          1998
                                                          --------      -------
                                                              (UNAUDITED)
                                                             (IN THOUSANDS)

              Total revenues                              $986,808      897,766
              Income (loss) before extraordinary loss       12,237      (32,300)

(3)    FAIR VALUE OF FINANCIAL INSTRUMENTS

       The recorded amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and payable to parent company approximate fair value because of the short maturity of these financial instruments. The fair value estimates, methods, and assumptions relating to the Company's derivative financial instruments and debt instruments are described in Notes 6 and 7, respectively.

(4)    PROPERTY AND EQUIPMENT

       Property and equipment, at cost, are classified as follows:

                                                     2000               1999
                                                --------------     --------------
              Land                              $  294,215,000        293,924,000
              Land improvements                    299,261,000        223,068,000
              Buildings and improvements           534,317,000        484,147,000
              Rides and attractions              1,186,742,000      1,041,564,000
              Equipment                            237,093,000        216,492,000
                                                --------------     --------------
              Total                              2,551,628,000      2,259,195,000
              Less accumulated depreciation        325,574,000        207,040,000
                                                --------------     --------------
                                                $2,226,054,000      2,052,155,000
                                                ==============     ==============

(5)    INVESTMENT IN THEME PARKS

       In April 1997, the Company became manager of Marine World (subsequently renamed Six Flags Marine World), then a marine and exotic wildlife park located in Vallejo, California, pursuant to a contract with an agency of the City of Vallejo under which the Company is entitled to receive an annual base management fee of $250,000 and up to $250,000 annually in additional management fees based on park revenues. In November 1997, the Company exercised its option to lease approximately 40 acres of land within the site for nominal rent and an initial term of 55 years (plus four ten-year and one four-year renewal options). In 2000, 1999 and 1998, the Company added theme park rides and attractions on the leased land, which is located within the existing park, in order to create one fully-integrated regional theme park at the site. The Company is entitled to receive, in addition to the management fee, 80% of the cash flow generated by the combined operations at the park, after combined operating expenses and debt service on outstanding debt obligations relating to the park. The Company also has an option to purchase the entire site


                                      F-14
                                                                     (CONTINUED)

                           SIX FLAGS OPERATIONS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


       commencing in February 2002 at a purchase price equal to the greater of the then principal amount of certain debt obligations of the seller (expected to aggregate $52,000,000 at February 2002) or the then fair market value of the seller's interest in the park (based on a formula relating to the seller's 20% share of Marine World's cash flow).

       The following reflects the summarized assets, liabilities, and equity as of December 31, 2000 and 1999 and the results of Six Flags Marine World for the years ended December 31, 2000, 1999 and 1998.

                                                       2000             1999
                                                   ------------     ------------
       Assets:
           Current assets                          $ 11,675,000       16,888,000
           Property and equipment, net              127,625,000      116,042,000
           Other assets                              20,359,000       23,336,000
                                                   ------------     ------------
                  Total assets                     $159,659,000      156,266,000
                                                   ============     ============

       Liabilities and equity:
           Current liabilities                     $ 10,203,000       12,467,000
           Long-term debt                            61,185,000       61,985,000
           Equity                                    88,271,000       81,814,000
                                                   ------------     ------------
                  Total liabilities and equity     $159,659,000      156,266,000
                                                   ============     ============

                                                      2000            1999            1998
                                                   -----------     -----------     -----------
       Revenue                                     $57,337,000      57,154,000      47,343,000

       Expenses:
           Operating expenses                       23,139,000      24,375,000      20,611,000
           Selling, general and administrative      11,059,000       8,901,000       8,458,000
           Costs of products sold                    5,338,000       6,071,000       5,597,000
           Depreciation and amortization            10,328,000       8,190,000       6,691,000
           Interest expense, net                     3,970,000       4,753,000       4,780,000
           Other expense                               500,000         551,000       1,422,000
                                                   -----------     -----------     -----------

               Total                                54,334,000      52,841,000      47,559,000
                                                   -----------     -----------     -----------
       Net income (loss)                           $ 3,003,000       4,313,000        (216,000)
                                                   ===========     ===========     ===========

       The Company's share of operations of Six Flags Marine World for the years ended December 31, 2000, 1999 and 1998 was $9,215,000, $10,651,000 and
       $4,567,000, prior to depreciation and amortization charges of $5,157,000, $3,576,000 and $1,515,000, respectively. The long-term debt reflected above is an obligation of the other parties that have an interest in Six Flags Marine World and is not guaranteed by the Company.

                                      F-15
                                                                     (CONTINUED)

                           SIX FLAGS OPERATIONS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


(6)    DERIVATIVE FINANCIAL INSTRUMENTS

       Prior to 2000, Holdings and the Company had only limited involvement with derivative financial instruments, entering into contracts to manage the variability of foreign-currency exchange rates in connection with the purchase of rides from foreign vendors. No such contracts were in effect at December 31, 2000.

       In February 2000, the Company entered into three interest rate swap agreements that effectively convert the Company's $600,000,000 term loan component of the Credit Facility (see Note 7(c)) into a fixed rate obligation. The terms of the agreements, each of which has a notional amount of $200,000,000, began in March 2000 and expire from December 2001 to March 2002. The Company's term loan borrowings bear interest based upon the LIBOR rate plus a fixed margin. The Company's interest rate swap arrangements were designed to "lock-in" the LIBOR component at rates ranging from 6.615% to 6.780% depending on the applicable agreement. Two of the agreements had a feature that negated the interest rate swap for a ninety-day period if LIBOR rates exceed 7.5%, while the remaining agreement limited the interest rate swap at the 7.5% rate. The counterparties to these transactions are major financial institutions, which minimizes the credit risk.

       The fair value of the Company's derivative financial instruments is determined by the counterparty financial institution. The fair value of the interest rate swaps at December 31, 2000 is a liability of approximately $4,996,000. At December 31, 2000, the Company has no recorded basis in the interest rate swap.

       In February 2001, the Company and the counterparties amended and extended the interest rate swap agreements. The provisions that negated the interest rate swap or limited the interest rate swap were removed. The notional amounts of $200,000,000 each have been retained. Two of the agreements expire in December 2002 and the remaining agreement expires in March 2003. The fixed interest rates on the notional amounts range from 5.925% to 6.07% and average 5.98%.

       Holdings and the Company are exposed to credit losses in the event of nonperformance by the counterparties to the agreements. Holdings and the Company anticipate, however, that counterparties will fully satisfy their obligations under the contracts. Holdings and the Company do not obtain collateral to support their financial instruments but monitor the credit standing of the counterparties.

       In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that a company recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. This statement was required to be adopted by the Company in 2001. As of January 1, 2001, the fair value of the interest swap agreements was a liability of $4,996,000, which net of $1,898,000 of deferred income taxes, was recorded in other comprehensive income (loss) as a cumulative effect of a change in accounting principle.


                                      F-16
                                                                     (CONTINUED)

                           SIX FLAGS OPERATIONS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998

(7)    LONG-TERM DEBT

       At December 31, 2000 and 1999, long-term debt consists of:

                                            2000               1999
                                       --------------     --------------
       Long-term debt:
           1997 Notes due 2007 (a)     $  125,000,000        125,000,000
           SFEC Notes due 2006 (b)        170,000,000        170,000,000
           Credit Facility (c)            981,000,000        892,000,000
           Other                            7,831,000         10,239,000
                                       --------------     --------------

                                        1,283,831,000      1,197,239,000
       Less current portion                 2,401,000          2,055,000
                                       --------------     --------------
                                        1,281,430,000      1,195,184,000
                                       ==============     ==============

       (a) On January 31, 1997, the Company issued $125,000,000 of senior notes due January 2007 (the 1997 Notes). The 1997 Notes are senior unsecured obligations of the Company. The 1997 Notes bear interest at 9 3/4% per annum payable semiannually and are redeemable, at the Company's option, in whole or in part, at any time on or after January 15, 2002, at varying redemption prices. The 1997 Notes are guaranteed on a senior, unsecured, joint and several basis by all of the Company's principal domestic subsidiaries.

           Prior to the amendments described below, the indenture limited the ability of the Company and its subsidiaries to dispose of assets; incur additional indebtedness or liens; pay dividends; engage in mergers or consolidations; and engage in certain transactions with affiliates. A portion of the proceeds were used to pay in full all amounts outstanding under the Company's then outstanding credit facility.

           All obligations under the 1997 Notes and the related indenture remained as obligations of the Company and were not assumed by Holdings after the 1998 Merger.

           On January 29, 2001, the Company commenced a tender offer for all of the aggregate principal amount of the 1997 Notes. In conjunction with the tender offer, noteholder consents were solicited to effect certain amendments to the indenture governing the 1997 notes. The Company received tenders offers of notes and related consents from holders of 99.8% of the outstanding notes. The tendered notes were purchased and the indenture amendments became effective on March 2, 2001. The purchase price (including consent fee) paid was approximately $1,085 for each $1,000 principal amount of notes plus accrued and unpaid interest up to, but not including, the payment date. As a result of the early extinguishment of debt, the Company will recognize a loss of approximately $8,292,000, net of tax effect. On February 2, 2001, Holdings completed an offering of $375 million 9 1/2% Senior Notes (the 2001 Senior Notes) due 2009. A portion of the proceeds of the 2001 Senior Notes was used to finance the tender offer and consent solicitation of the 1997 Notes. The 2001 Senior Notes are senior unsecured obligations of Holdings, are not guaranteed by subsidiaries and rank equal to Holdings' other senior debt.

                                      F-17
                                                                     (CONTINUED)

                           SIX FLAGS OPERATIONS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998

       (b) On April 1, 1998, the Company issued $170,000,000 principal amount of SFEC Notes, which are senior obligations of the Company. The SFEC Notes are guaranteed on a fully subordinated basis by Holdings. The SFEC Notes require annual interest payments of approximately $15,100,000 (8 7/8% per annum) and, except in the event of a change of control of the Company and certain other circumstances, do not require any principal payments prior to their maturity in 2006. The SFEC Notes are redeemable, at the Company's option, in whole or in part, at any time on or after April 1, 2002, at varying redemption prices. The net proceeds of the SFEC Notes, together with other funds, were invested in restricted-use securities to provide for the repayment in full on or before December 15, 1999 of pre-existing notes of SFEC (with a carrying value of $182,877,000 at December 31, 1998). The pre-existing notes of SFEC were paid in full using the restricted-use securities on December 15, 1999.

           The indenture under which the SFEC Notes were issued limits the ability of the Company and its subsidiaries to dispose of assets; incur additional indebtedness or liens; pay dividends; engage in mergers or consolidations; and engage in certain transactions with affiliates. In November 1999, SFEC merged into Six Flags Operations, which assumed the obligations of SFEC under the SFEC Notes and the related indenture.

       (c) On November 5, 1999, SFTP entered into the Credit Facility and, in connection therewith, SFEC merged into Six Flags Operations and SFTP became a direct wholly-owned subsidiary of Six Flags Operations. The Credit Facility includes a $300,000,000 five-year revolving credit facility ($90,000,000 was outstanding of December 31, 2000 and none was outstanding at December 31, 1999), a $300,000,000 five-and-one-half-year multicurrency reducing revolver facility (of which $291,000,000 and $292,000,000 was outstanding at December 31, 2000 and 1999, respectively) and a $600,000,000 six-year term loan (all of which was outstanding at December 31, 2000 and 1999). A portion of the proceeds of 2001 Senior Notes was contributed to the Company in February 2001 and used to make a payment of $223,000,000 on the multicurrency facility. Borrowings under the five-year revolving credit facility (U.S. Revolver) must be repaid in full for thirty consecutive days each year. The interest rate on borrowings under the Credit Facility can be fixed for periods ranging from one to six months. At the Company's option the interest rate is based upon specified levels in excess of the applicable base rate or LIBOR. At December 31, 2000, the weighted average interest rates for borrowing under the U.S. Revolver, multicurrency revolver, and term loan were 9.22%, 9.19% and 9.97%, respectively. At December 31, 1999, the interest rate on the borrowings was 8.88% and 9.38% for the multicurrency revolver and term loan, respectively. The multicurrency facility permits optional prepayments and reborrowings. The committed amount reduces quarterly by 2.5% commencing on December 31, 2001, by 5.0% commencing on December 31, 2002, 7.5% commencing on December 31, 2003 and by 20.0% commencing on December 31, 2004. Mandatory repayments are required if amounts outstanding exceed the reduced commitment amount. The term loan facility requires quarterly repayments of 0.25% of the outstanding amount thereof commencing on December 31, 2001 and 24.25% commencing on December 31, 2004. A commitment fee of .50% of the unused credit of the facility is due quarterly in arrears. The principal borrower under the facility is SFTP, and borrowings under the New Credit Facility are guaranteed by Holdings, Six Flags Operations and all of Six Flags Operations' domestic subsidiaries and are secured by substantially all of Six Flags Operations' domestic assets and a pledge of Six Flags Operations' capital stock. See Note 6 regarding interest rate hedging activities.

                                      F-18
                                                                     (CONTINUED)

                           SIX FLAGS OPERATIONS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


           The Credit Facility contains restrictive covenants that, among other things, limit the ability of Six Flags Operations and its subsidiaries to dispose of assets; incur additional indebtedness or liens; repurchase stock; make investments; engage in mergers or consolidations; pay dividends, except that (subject to covenant compliance) dividends will be permitted to allow Holdings to meet cash interest obligations with respect to Holdings' long-term debt ($1,038,482,000 and $1,007,749,000 as of December 31, 2000 and 1999,
           respectively), cash dividend payments on Holdings' preferred stock ($23,288,000 in 2000 and 1999) and Holdings' obligations to the limited partners in the Partnership Parks, and engage in certain transactions with subsidiaries and affiliates. In addition, the Credit Facility requires that Six Flags Operations comply with certain specified financial ratios and tests. The indenture was amended in February 2001 to allow the Company to make dividends to Holdings related to Holdings' 2001 Senior Notes and the PIERS.

           On November 5, 1999, the Company borrowed $892,000,000 under the New Credit Facility principally to repay all amounts outstanding under the prior credit facilities and to provide funds to consummate the November 1999 transactions with Warner Bros. described in Note 2. The termination of the previously existing credit facilities resulted in an extraordinary loss in respect of the debt issuance costs related thereto of $5,214,000, net of tax benefit of $3,476,000.

       Annual maturities of long-term debt during the five years subsequent to December 31, 2000, are as follows after giving effect to the refinancing of certain debt in February 2001.

                   2001                               $          2,401,000
                   2002                                          6,923,000
                   2003                                          6,760,000
                   2004                                        161,583,000
                   2005 and thereafter                       1,106,164,000
                                                       -------------------
                                                      $      1,283,831,000
                                                       ===================

       After consideration of the contributions from Holdings and payment of amounts previously outstanding, the long-term debt balance as of December 31, 2000 would have been $846,100,000. The maturities of the $846,100,000 for the years 2001 through 2004 would be the same as reflected above. The remaining $668,433,000 primarily mature in 2005.

       In 1998, the Company terminated a prior credit facility, which resulted in a $788,000 extraordinary loss, net of tax benefit of $526,000. In 1999, in addition to the extraordinary loss described in (c) above, the Company extinguished other previously outstanding debt and recognized an extraordinary loss of $6,082,000, net of tax benefit of $4,054,000.

       The fair value of the Company's long-term debt is estimated by using quoted prices or discounted cash flow analyses based on current borrowing rates for debt with similar maturities. Under the above assumptions the estimated fair value of long-term debt at December 31, 2000 and 1999 is approximately $1,282,306,000 and $1,196,015,000, respectively.



                                      F-19
                                                                     (CONTINUED)

                           SIX FLAGS OPERATIONS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998

(8)    INCOME TAXES

       Income tax expense (benefit) allocated to operations for 2000, 1999 and 1998 consists of the following:



                                                         CURRENT            DEFERRED            TOTAL
                                                     -----------------  -----------------  -----------------

   2000:
   U.S. federal                                    $        (10,000)       29,199,000           29,189,000
   Foreign                                                3,792,000         4,388,000            8,180,000
   State and local                                         (377,000)        4,799,000            4,422,000
                                                     -----------------  -----------------  -----------------
                                                   $      3,405,000        38,386,000           41,791,000
                                                     =================  =================  =================
   1999:
   U.S. federal                                    $      (683,000)        35,462,000          34,779,000
   Foreign                                               1,058,000          3,072,000           4,130,000
   State and local                                        (591,000)         5,945,000           5,354,000
                                                     -----------------  -----------------  -----------------
                                                   $      (216,000)        44,479,000           44,263,000
                                                     =================  =================  =================
   1998:
   U.S. federal                                    $      (564,000)        34,734,000          34,170,000
   Foreign                                               1,049,000          5,146,000           6,195,000
   State and local                                       1,007,000          5,262,000           6,269,000
                                                     -----------------  -----------------  -----------------
                                                   $     1,492,000         45,142,000          46,634,000
                                                     =================  =================  =================


       Recorded income tax expense allocated to operations differed from amounts computed by applying the U.S. federal income tax rate of 35% in 2000, 1999 and 1998 to income before income taxes as follows:


                                                           2000               1999               1998
                                                     -----------------  -----------------  -----------------

   Computed "expected" federal income
     tax expense                                   $     20,583,000        26,819,000         31,725,000
   Amortization of goodwill                              13,643,000        11,973,000          9,970,000
   Other, net                                               457,000         1,131,000           (128,000)
   Effect of foreign income taxes                         4,145,000         1,215,000          1,645,000
   Effect of state and local income
       taxes, net of federal tax benefit                  2,963,000         3,125,000          3,422,000
                                                     -----------------  -----------------  -----------------
                                                   $     41,791,000        44,263,000         46,634,000
                                                     =================  =================  =================

       There were no extraordinary losses in 2000. An income tax benefit of $7,530,000 was allocated to extraordinary loss for 1999. The U.S. federal benefit component was $6,539,000 and the state and local benefit component was $991,000. There were no foreign extraordinary losses in 1999. An income tax benefit of $526,000 was allocated to extraordinary loss for 1998. The U.S. federal benefit component was $457,000 and the state and local benefit component was $69,000. There were no foreign extraordinary losses in 1998.

                                      F-20
                                                                     (CONTINUED)

                           SIX FLAGS OPERATIONS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


       Substantially all of the Company's future taxable temporary differences (deferred tax liabilities) relate to the different financial accounting and tax depreciation methods and periods for property and equipment. The Company's net operating loss carryforwards, alternative minimum tax credits, accrued insurance expenses, and deferred compensation amounts represent future income tax deductions (deferred tax assets). The tax effects of these temporary differences as of December 31, 2000, 1999 and 1998, are presented below:


                                                                        2000              1999              1998
                                                                ----------------- ------------------ ----------------

       Deferred tax assets before valuation allowance         $     203,390,000       174,374,000        162,401,000
       Less valuation allowance                                       1,196,000         1,196,000          1,196,000
                                                                ----------------- ------------------ ----------------

       Net deferred tax assets                                      202,194,000       173,178,000        161,205,000
       Deferred tax liabilities                                     394,605,000       331,828,000        315,773,000
                                                                ----------------- ------------------ ----------------
       Net deferred tax liability
                                                              $     192,411,000       158,650,000        154,568,000
                                                                ================= ================== ================


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

       As of December 31, 2000, the Company has approximately $508,312,000 of net operating loss carryforwards available for federal income tax purposes which expire through 2020. Included are net operating loss carryforwards of $3,400,000 which are not expected to be utilized as a result of an ownership change that occurred on October 30, 1992. A valuation allowance for the pre-October 1992 net operating loss carryforwards has been established. Additionally at December 31, 2000, the Company had approximately $7,537,000 of alternative minimum tax credits which have no expiration date.

       Included in the Company's tax net operating loss carryforward amounts are approximately $249,353,000 of net operating loss carryforwards of SFEC generated prior to its acquisition by the Company. SFEC experienced an ownership change on April 1, 1998 as a result of the Six Flags Acquisition. Due to this ownership change, no more than $49,200,000 of pre-acquisition net operating loss carryforwards may be used to offset taxable income in any year; however, it is more likely than not that all of the Company's carryforwards generated subsequent to October 1992 and all of the SFEC's pre-acquisition carryfowards will be fully utilized by the Company before their expiration.



                                      F-21
                                                                     (CONTINUED)

                           SIX FLAGS OPERATIONS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998

       During 1999, the Company reduced goodwill by approximately $1,700,000 for the tax benefit from certain reimbursed costs arising from contingencies related to the Six Flags Acquisition.

       The Company and Holdings have entered into a tax-sharing agreement whereby the Company pays to Holdings the Company's portion of Holdings' current tax expense. No amounts were paid to Holdings during each of the years ended December 31, 2000, 1999 or 1998.

(9)    STOCKHOLDER'S EQUITY

       COMMON STOCK

       Subsequent to the 1998 Merger, the Company has authorized 1,000 shares of common stock, par value $0.05 per share, with 1,000 shares outstanding, all of which are held by Holdings.

(10)   PENSION BENEFITS

       As part of the acquisition of Six Flags by Holdings on April 1, 1998, the obligations related to the SFTP Defined Benefit Plan (the Benefit Plan) were assumed. The Benefit Plan covered substantially all of SFTP's full-time employees. During 1999 the Benefit Plan was extended to cover substantially all of the Company's domestic full-time employees. The Benefit Plan permits normal retirement at age 65, with early retirement at ages 55 through 64 upon attainment of ten years of credited service. The early retirement benefit is reduced for benefits commencing before age 62. Benefit Plan benefits are calculated according to a benefit formula based on age, average compensation over the highest consecutive five-year period during the employee's last ten years of employment and years of service. Benefit Plan assets are invested primarily in common stock and mutual funds. The Benefit Plan does not have significant liabilities other than benefit obligations. Under the Company's funding policy, contributions to the Benefit Plan are determined using the projected unit credit cost method. This funding policy meets the requirements under the Employee Retirement Income Security Act of 1974.


                                      F-22
                                                                     (CONTINUED)

                           SIX FLAGS OPERATIONS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


       The following table sets forth the aggregate funded status of the Benefit Plan and the related amounts recognized in the Company's consolidated balance sheets:


                                                                                 2000               1999
                                                                           -----------------  -----------------
    Change in benefit obligation:
      Benefit obligation, January 1                                     $      72,189,000         74,658,000
      Service cost                                                              3,309,000          3,644,000
      Interest cost                                                             5,952,000          5,459,000
      Plan amendments                                                                  --          2,723,000
      Actuarial (gain) loss                                                     4,872,000        (12,587,000)
      Benefits paid                                                            (2,009,000)        (1,708,000)
                                                                           -----------------  -----------------
    Benefit obligation at December 31                                          84,313,000         72,189,000
                                                                           -----------------  -----------------

    Change in plan assets:
      Fair value of assets, January 1                                          89,958,000         87,270,000
      Actual return on plan assets                                                312,000          4,396,000
      Benefits paid                                                            (2,009,000)        (1,708,000)
                                                                           -----------------  -----------------
    Fair value of assets at December 31                                        88,261,000         89,958,000
                                                                           -----------------  -----------------

    Plan assets in excess of benefit obligations                                3,948,000         17,769,000
    Unrecognized net actuarial (gain) loss                                      6,668,000         (5,891,000)
    Unrecognized prior service cost                                             2,203,000          2,463,000
                                                                           -----------------  -----------------
    Prepaid benefit cost (included in deposits and other assets)        $      12,819,000         14,341,000
                                                                           =================  =================


       Net pension expense of the Benefit Plan for the years ended December 31, 2000 and 1999 and the nine-month period ended December 31, 1998, included the following components:



                                                           2000               1999               1998
                                                     -----------------  -----------------  -----------------
       Service cost                                $      3,309,000          3,644,000         2,444,000
       Interest cost                                      5,952,000          5,459,000         3,808,000
       Expected return on plan assets                    (7,999,000)        (7,774,000)       (5,657,000)
       Amortization of prior service cost                   260,000            260,000                --
                                                     -----------------  -----------------  -----------------
       Net periodic benefit cost                    $     1,522,000          1,589,000           595,000
                                                     =================  =================  =================


       The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation in 2000, 1999 and 1998 was 7.50%, 7.75% and 6.75%, respectively. The rate of increase in future compensation levels was 4.50%, 4.75% and 4.50% in 2000, 1999 and 1998, respectively. The expected long-term rate of return on assets was 9% in each year.
                                      F-23
                                                                     (CONTINUED)

                           SIX FLAGS OPERATIONS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


(11)   401(K) PLAN

       The Company has a qualified, contributory 401(k) plan (the 401(k) Plan). All regular employees are eligible to participate in the 401(k) Plan if they have completed one full year of service and are at least 21 years old. The Company matches 100% of the first 2% and 25% of the next 6% of salary contributions made by employees. The accounts of all participating employees are fully vested upon completion of four years of service. The Company recognized approximately $1,730,000, $1,874,000 and $417,000 of related expense in the years ended December 31, 2000, 1999 and 1998, respectively.

       As part of the acquisition of SFEC by Holdings, the Company assumed the administration of SFEC's savings plan. Under the provisions of SFEC's savings plan, all full-time and seasonal employees of SFEC completing one year of service (minimum 1,000 hours) and attaining age 21 were eligible to participate and could contribute up to 6% of compensation as a tax deferred basic contribution. Each participant could also elect to make additional contributions of up to 10% of compensation (up to 4% tax deferred). Tax deferred contributions to the savings plan could not exceed amounts defined by the Internal Revenue Service ($10,000 for 1998). Both the basic and additional contributions were at all times vested. SFEC, at its discretion, could make matching contributions of up to 100% of its employees' basic contributions. SFEC made $743,000 in contributions for the 1998 plan year. During the first quarter of 1999, the SFEC savings plan was merged into the Company's 401(k) Plan.

(12)   COMMITMENTS AND CONTINGENCIES

       The Company leases the sites of Wyandot Lake, Six Flags Mexico, and each of the two Waterworld/USA locations. The Company also leases portions of the sites of Six Flags Kentucky Kingdom, Six Flags New England, Six Flags Holland, and Warner Bros. Movie World Germany. In certain cases rent is based upon percentage of the revenues earned by the applicable park. During 2000, 1999 and 1998, the Company recognized approximately $3,809,000, $2,045,000 and $1,002,000, respectively, of rental expense under these rent agreements.

       Total rental expense, including office space and park sites, was approximately $8,294,000, $7,060,000 and $7,817,000 for the years ended December 31, 2000, 1999 and 1998 respectively.

       Future obligations under operating leases, including site leases, at December 31, 2000, are summarized as follows (in thousands):

        YEAR ENDING DECEMBER 31,
         ---------------------------
                  2001                                    $          2,640
                  2002                                               2,329
                  2003                                               2,007
                  2004                                               1,757
                  2005 and thereafter                               18,228
                                                            ------------------
                                                          $         26,961
                                                            ==================

       In connection with the acquisition of SFEC by Holdings in 1998, Holdings and the Company entered into a license agreement (the License Agreement) pursuant to which it obtained the exclusive right

                                      F-24
                                                                     (CONTINUED)

                           SIX FLAGS OPERATIONS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


       for a term of 55 years to theme park use in the United States and Canada (excluding the Las Vegas, Nevada metropolitan area) of all animated, cartoon and comic book characters that Warner Bros. and DC Comics have the right to license for such use during the term of the License Agreement.

       Under the License Agreement, Holdings pays an annual license fee of $2,500,000 through 2005. Thereafter, the license fee will be subject to periodic scheduled increases and will be payable on a per-theme park basis.

       In December 1998, a final judgment of $197,300,000 in compensatory damages was entered against SFEC, SFTP, Six Flags Over Georgia, Inc. and Time Warner Entertainment Company, L.P. (TWE), and a final judgment of $245,000,000 in punitive damages was entered against TWE and $12,000,000 in punitive damages was entered against the Six Flags entities. The compensatory damages judgment has been paid and the Company has been advised that TWE is considering an appeal to the United States Supreme Court of the punitive damages judgment. The judgments arose out of a case entitled SIX FLAGS OVER GEORGIA, LLC ET AL V. TIME WARNER ENTERTAINMENT COMPANY, LP ET AL based on certain disputed partnership affairs prior to the Six Flags Acquisition at Six Flags Over Georgia, including alleged breaches of fiduciary duty. The sellers in the Six Flags Acquisition, including Time Warner, Inc., have agreed to indemnify the Company from any and all liabilities arising out of this litigation.

       The Company has guaranteed the obligations of certain subsidiaries of Holdings to (i) make minimum annual distributions of approximately $50,200,000 in 2001 (subject to annual cost of living adjustments) to the limited partner in the Partnership Parks, (ii) make minimum capital expenditures at each of the Partnership Parks during rolling five-year periods, based generally on 6% of such park's revenues, and (iii) purchase at specified prices a maximum number of 5% per year (accumulating to the extent not purchased in any given year) of limited partnership units outstanding (to the extent tendered by the unit holders).

       The Company is party to various legal actions arising in the normal course of business. Matters that are probable of unfavorable outcome to the Company and which can be reasonably estimated are accrued. Such accruals are based on information known about the matters, the Company's estimates of the outcomes of such matters and its experience in contesting, litigating and settling similar matters. None of the actions are believed by management to involve amounts that would be material to the Company's consolidated financial position, operations, or liquidity after consideration of recorded accruals.

(13)   BUSINESS SEGMENTS

       The Company manages its operations on an individual park location basis. Discrete financial information is maintained for each park and provided to the Company's management for review and as a basis for decision-making. The primary performance measure used to allocate resources is earnings before interest, tax expense, depreciation, and amortization (EBITDA). All of the Company's parks provide similar products and services through a similar process to the same class of customer through a consistent method. As such, the Company has only one reportable segment - operation of theme parks. The following tables present segment financial information, a reconciliation of the primary segment performance measure to income before income taxes and a reconciliation of theme park revenues to consolidated total revenues. Park level expenses exclude



                                      F-25
                                                                     (CONTINUED)
       all non-cash operating expenses, principally depreciation and amortization and all nonoperating expenses.




                                                           2000               1999               1998
                                                     -----------------  -----------------  -----------------
                                                                         (IN THOUSANDS)
   Theme park revenues                             $      1,063,932           984,138              839,142
   Theme park cash expenses                                (653,842)        (613,359)             (513,751)
                                                     -----------------  -----------------  -----------------
   Aggregate park EBITDA                                    410,090           370,779              325,391
   Third-party share of EBITDA from parks
       accounted for under the equity method                 (8,069)          (7,356)               (4,730)
   Amortization of investment in theme parks                 (5,323)          (3,376)               (1,515)
   Unallocated net expenses, including corporate
       and expenses from parks acquired after
       completion of the operating season                   (32,243)         (27,215)              (23,416)
   Depreciation and amortization                           (177,897)        (153,675)             (109,676)
   Interest income                                            1,969            13,201               13,559
   Interest expense                                        (129,718)        (115,733)             (108,969)
                                                     -----------------  -----------------  -----------------
   Income before income taxes                      $         58,809            76,625               90,644
                                                     =================  =================  =================


                                                           2000               1999               1998
                                                     -----------------  -----------------  -----------------
                                                                         (IN THOUSANDS)

   Theme park revenues                             $      1,063,932           984,138              839,142
   Theme park revenues from parks accounted for
       under the equity method                              (57,337)         (57,154)              (47,343)
                                                     -----------------  -----------------  -----------------
   Consolidated total revenues                     $      1,006,595           926,984              791,799
                                                     =================  =================  =================

       Seven of the Company's parks are located in Europe and one is located in Mexico. The Mexico park was acquired in May 1999 and one of the European parks was acquired in November 1999. The following information reflects the Company's long-lived assets and revenues by domestic and foreign categories for 2000, 1999 and 1998:


                                                         DOMESTIC           FOREIGN             TOTAL
                                                     -----------------  -----------------  -----------------
                                                                         (IN THOUSANDS)

   2000:
       Long-lived assets                           $      3,018,268            504,414          3,522,682
       Revenues                                             838,865            167,730          1,006,595

   1999:
       Long-lived assets                           $      2,955,667            441,925          3,397,592
       Revenues                                             830,578             96,406            926,984

   1998:
       Long-lived assets                           $      2,690,330            188,826          2,879,156
       Revenues                                             725,042             66,757            791,799


                                  EXHIBIT INDEX
                                                                            PAGE

(3)   Articles of Incorporation and By-Laws:

      (a) Certificate of Incorporation of Registrant dated March 25, 1998 - incorporated by reference from Exhibit 3(a) to Registrant's Form 10-K for the year ended December 31, 1999.

      (b) Certificate of Ownership and Merger of Six Flags Entertainment Corporation into Registrant, dated November 5, 1999 - incorporated by reference from Exhibit 3(b) to Registrant's Form 10-K for the year ended December 31, 1999.

      (c) By-laws of Registrant - incorporated by reference from Exhibit 3(c) to Registrant's Form 10-K for the year ended December 31, 1999


(4)   Instruments Defining the Rights of Security Holders, Including Indentures:

      (a) Indenture dated as of August 15, 1995, among the Registrant, the subsidiaries of the Registrant named therein and United States Trust Company of New York, as trustee (including the form of Notes) - incorporated by reference from Exhibit 4(2) to the registration statement on Form S-1 (Registration No. 33-62225) of Six Flags, Inc. formerly Premier Parks Inc. ("Six Flags") declared effective on November 9, 1995 (the "Registration Statement").

      (b) Form of First Supplemental Indenture dated as of November 9, 1995 - incorporated by reference from Exhibit 4(2.1) to the Registration Statement.

      (c) Indenture dated as of April 1, 1998 between Premier, Registrant and The Bank of New York, as Trustee with respect to Registrant's 8 7/8% Senior Discount Notes due 2006 - incorporated by reference from
            Exhibit 4(q) to Six Flags' Registration Statement on Form S-3 (No. 333-45859) declared effective on March 26, 1998.


(10)  Material Contracts:

      (a) Agreement of Limited Partnership of 229 East 79th Street Associates LP dated July 24, 1987, together with amendments thereto dated, respectively, August 31, 1987, October 21, 1987, and December 21, 1987 - incorporated by reference from Exhibit 10(i) to Form 10-K of Six Flags for year ended December 31, 1987.

      (b) Agreement of Limited Partnership of Frontier City Partners Limited Partnership, dated October 18, 1989, between Frontier City Properties, Inc. as general partner, and the Registrant and Frontier City Properties, Inc. as limited partners - incorporated by reference from Exhibit 10(g) to Six Flags' Current Report on Form 8-K dated October 18, 1989.

      (c) Lease Agreement dated December 22, 1995 between Darien Lake Theme Park and Camping Resort, Inc. and The Metropolitan Entertainment Co., Inc. - incorporated by reference from Exhibit 10(o) to Form 10-K of Six Flags for the year ended December 31, 1995.

      (d) Consulting and Non-Competition Agreement, dated October 30, 1996, between Registrant and Arnold S. Gurtler - incorporated by reference from Exhibit 10(u) to Six Flags' Registration Statement on Form S-2 (Reg. No. 333-16573) declared effective on January 27, 1997.

      (e) Non-Competition Agreement, dated as of October 30, 1996 between the Registrant and Ascent Entertainment Group, Inc. - incorporated by reference from Exhibit 10(s) to Six Flags' Registration Statement on Form S-2 (Reg. No. 333-16573) declared effective on January 27, 1997.

      (f) Consulting Agreement, dated December 4, 1996, between the Registrant and Charles R. Wood - incorporated by reference from Exhibit 10(b) to Six Flags' Current Report on Form 8-K, dated December 13, 1996.

      (g) Non-Competition Agreement dated as of December 4, 1996 between the Registrant and Charles R. Wood - incorporated by reference from
            Exhibit 10(c) of Six Flags' Current Report on Form 8-K, dated December 13, 1996.

      (h) 1997 Management Agreement Relating to Marine World, by and between the Marine World Joint Powers Authority and Park Management Corp, dated as of the 1st day of February, 1997 - incorporated by reference from Exhibit 10 (aa) to Form 10-K of Six Flags for year ended December 31, 1997.

      (i) Purchase Option Agreement among City of Vallejo, Marine World Joint Powers Authority and Redevelopment Agency of the City of Vallejo, and Park Management Corp., dated as of August 29, 1997 - incorporated by reference from Exhibit 10 (ab) to Form 10-K of Six Flags for year ended December 31, 1997.

      (j) Letter Agreement, dated November 7, 1997, amending 1997 Management Agreement Relating to Marine World, by and between the Marine World Joint Powers Authority and Park Management Corp., dated as of the 1st day of February, 1997 - incorporated by reference from Exhibit 10 (ac) to Form 10-K of Six Flags for year ended December 31, 1997.

      (k) Reciprocal Easement Agreement between Marine World Joint Powers Authority and Park Management Corp., dated as of November 7, 1997 - incorporated by reference from Exhibit 10 (ad) to Form 10-K of Six Flags for year ended December 31, 1997.

      (l) Parcel Lease between Marine World Joint Powers Authority and Park Management Corp., dated as of November 7, 1997 - incorporated by reference from Exhibit 10 (ae) to Form 10-K of Six Flags for year ended December 31, 1997.

      (m) Stock Purchase Agreement dated as of September 26, 1997, among Registrant, Kentucky Kingdom, Inc., Hart-Lunsford Enterprises, LLC, and Edward J. Hart - incorporated by reference from Exhibit 10.1 to Six Flags' Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

      (n) Stock Purchase Agreement dated as of December 15, 1997, between the Registrant and Centrag S.A., Karaba N.V. and Westkoi N.V. - incorporated by reference from Exhibit 10.1 to Six Flags' Current Report on Form 8-K dated December 15, 1997.

      (o) Agreement and Plan of Merger dated as of February 9, 1998, by and among the Registrant, Six Flags Entertainment Corporation and others
            - incorporated by reference from Exhibit 10(a) to Six Flags' Current Report on Form 8-K dated February 9, 1998.

      (p) Agreement and Plan of Merger dated as of February 9, 1998 by and among Premier Parks Inc., Premier Parks Holdings Corporation and Premier Parks Merger Corporation - incorporated by reference from
            Exhibit 2.1 to Six Flags' Current Report on Form 8-K dated March 25, 1998.

      (q) Subordinated Indemnity Agreement dated February 9, 1998, among Premier, the subsidiaries of the Registrant named therein, Time Warner Inc., the subsidiaries of Time Warner Inc. named therein, Six Flags Entertainment Corporation and the subsidiaries of Six Flags Entertainment Corporation named therein - incorporated by reference from Exhibit 2(b) to Six Flags' Registration Statement on Form S-3 (No. 333-45859) declared effective on March 26, 1998.

      (r) Sale and Purchase Agreement dated as of October ___, 1998 by and between Premier and Fiesta Texas Theme Park, Ltd.- incorporated by reference to Exhibit 10(at) to Six Flags' Form 10-K for the year ended December 31, 1998.

      (s) Credit Agreement, dated as of November 5, 1999, among Premier, Registrant, certain subsidiaries named therein, the Lenders from time to time party thereto, The Bank of New York, as Syndicate Agent, Bank of American, N.A. and The Bank of Nova Scotia, as Documentation Agents, Lehman Brothers Inc. and Lehman Brothers International (Europe) Inc., as Advisors, Lead Arrangers and Bank Managers and Lehman Commercial Paper Inc., as Administrative Agent - incorporated by reference to Exhibit 10.1 to Six Flags' Form 10-Q for the quarter ended September 30, 1999.

      (t) Stock Purchase Agreement dated as of December 6, 2000 among Six Flags, EPI Realty Holdings, Inc. and Jeffrey Stock - incorporated by reference from Exhibit 10(bb) to Six Flags' Form 10-K for the year ended December 31, 2000.

      (u) Asset Purchase Agreement dated as of January 8, 2001 between Six Flags and Sea World, Inc. - incorporated by reference from Exhibit 10(cc) to Six Flags' Form 10-K for the year ended December 31, 2000.


*(21) Subsidiaries of the Registrant.




--------
* Filed herewith.