Form 10-Q
period 2001-03-31
SIX FLAGS OPERATIONS INC
filed 2001-05-15
CIK 901508

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

                      COMMISSION FILE NUMBER: 333-46897-01

                                   -----------

                            SIX FLAGS OPERATIONS INC.
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

         At May 1, 2001, Six Flags Operations Inc. had outstanding 1,000 shares of Common Stock, par value $.05 per share.

         This Registrant meets with the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

================================================================================

                         PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS


                            SIX FLAGS OPERATIONS INC.

                           CONSOLIDATED BALANCE SHEETS

                                                 MARCH 31, 2001  DECEMBER 31, 2000
                                                 --------------   --------------
                                                   (UNAUDITED)
ASSETS

Current assets:
   Cash and cash equivalents ..................  $   34,496,000   $   41,950,000
   Accounts receivable ........................      35,762,000       35,461,000
   Inventories ................................      36,401,000       28,556,000
   Prepaid expenses and other current assets ..      31,225,000       35,839,000
   Receivable from affiliate ..................      14,584,000        4,150,000
                                                 --------------   --------------
      Total current assets ....................     152,468,000      145,956,000

Other assets:
   Debt issuance costs ........................      18,792,000       22,688,000
   Deposits and other assets ..................      56,901,000       56,832,000
                                                 --------------   --------------
      Total other assets ......................      75,693,000       79,520,000

Property and equipment, at cost ...............   2,642,223,000    2,551,628,000
   Less accumulated depreciation ..............     358,242,000      325,574,000
                                                 --------------   --------------
      Total property and equipment ............   2,283,981,000    2,226,054,000

Investment in theme parks .....................      96,817,000      100,589,000

Intangible assets, principally goodwill .......   1,413,022,000    1,343,274,000
   Less accumulated amortization ..............     160,960,000      147,235,000
                                                 --------------   --------------
                                                  1,252,062,000    1,196,039,000
                                                 --------------   --------------
      Total assets ............................  $3,861,021,000   $3,748,158,000
                                                 ==============   ==============

See accompanying notes to consolidated financial statements

                            SIX FLAGS OPERATIONS INC.

                           CONSOLIDATED BALANCE SHEETS

                                                    MARCH 31, 2001    DECEMBER 31, 2000
                                                    ---------------    ---------------
                                                      (UNAUDITED)
LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
   Accounts payable ............................... $    55,192,000    $    43,845,000
   Accrued liabilities ............................      51,998,000         56,582,000
   Accrued interest payable .......................      12,228,000         16,131,000
   Deferred income ................................      31,920,000          8,736,000
   Current portion of long-term debt ..............     102,340,000          2,401,000
                                                    ---------------    ---------------
      Total current liabilities ...................     253,678,000        127,695,000
Note payable to parent ............................     354,724,000               --
Long-term debt ....................................     843,473,000      1,281,430,000
Other long-term liabilities and minority interest .      47,717,000         37,937,000
Deferred income taxes .............................     115,184,000        192,411,000
                                                    ---------------    ---------------
      Total liabilities ...........................   1,614,776,000      1,639,473,000
                                                    ---------------    ---------------

Stockholder's equity:
   Common stock of $.05 par value, 1,000 shares
       authorized, issued and outstanding at
       March 31, 2001 and December 31, 2000                    --                 --
   Capital in excess of par value .................   2,364,870,000      2,093,209,000
   Retained earnings (accumulated deficit) ........     (41,059,000)        64,065,000
   Accumulated other comprehensive income (loss) ..     (77,566,000)       (48,589,000)
                                                    ---------------    ---------------
      Total stockholder's equity ..................   2,246,245,000      2,108,685,000
                                                    ---------------    ---------------
      Total liabilities and stockholder's equity ..   3,861,021,000      3,748,158,000
                                                    ===============    ===============

See accompanying notes to consolidated financial statements

                            SIX FLAGS OPERATIONS INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

                                                             2001             2000
                                                         -------------    -------------
Revenue:
   Theme park admissions .............................   $  14,419,000    $  12,349,000
   Theme park food, merchandise and other ............      20,750,000       18,544,000
                                                         -------------    -------------
        Total revenue ................................      35,169,000       30,893,000
                                                         -------------    -------------

Operating costs and expenses:
   Operating expenses ................................      64,375,000       58,747,000
   Selling, general and administrative ...............      33,827,000       31,952,000
   Costs of products sold ............................       2,987,000        2,468,000
   Depreciation and amortization .....................      47,845,000       41,396,000
                                                         -------------    -------------
        Total operating costs and expenses ...........     149,034,000      134,563,000
                                                         -------------    -------------
        Loss from operations .........................    (113,865,000)    (103,670,000)
                                                         -------------    -------------
Other income (expense):
   Interest expense ..................................     (33,571,000)     (30,064,000)
   Interest income ...................................         985,000          772,000
   Equity in operations of theme parks ...............      (1,297,000)        (865,000)
   Other income (expense), including minority interest      (3,052,000)         257,000
                                                         -------------    -------------
        Total other income (expense) .................     (36,935,000)     (29,900,000)
                                                         -------------    -------------
        Loss before income taxes .....................    (150,800,000)    (133,570,000)
Income tax benefit ...................................      53,977,000       48,488,000
                                                         -------------    -------------
        Loss before extraordinary loss ...............     (96,823,000)     (85,082,000)
Extraordinary loss on extinguishment of debt, net of
      income tax benefit of $5,088,000 in 2001 .......      (8,301,000)            --
                                                         -------------    -------------
        Net loss .....................................   $(105,124,000)   $ (85,082,000)
                                                         =============    =============

See accompanying notes to consolidated financial statements

                            SIX FLAGS OPERATIONS INC.

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

                                                           2001             2000
                                                           ----             ----
     Net loss.......................................  $(105,124,000)    $ (85,082,000)
     Other comprehensive income (loss):
        Foreign currency translation adjustment.....    (22,281,000)      (10,471,000)
        Cumulative effect of change in
          accounting principle .....................     (3,098,000)               --
        Net change in fair value of derivative
          instruments ..............................     (4,375,000)               --
        Reclassifications of amounts taken
          to operations ............................        777,000                --
                                                        -----------      ------------

     Comprehensive loss.............................  $(134,101,000)    $ (95,553,000)
                                                       ============     =============

See accompanying notes to consolidated financial statements

                            SIX FLAGS OPERATIONS INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

                                                                                  2001             2000
                                                                              -------------    -------------
Cash flow from operating activities:
   Net loss ...............................................................   $(105,124,000)   $ (85,082,000)
   Adjustments to reconcile net loss to net cash
   used in operating activities (net of effects of acquisitions):
      Depreciation and amortization .......................................   $  47,485,000    $  41,396,000
      Equity in operations of theme parks, net of cash received............       5,464,000          865,000
      Minority interest ...................................................            --            207,000
      Extraordinary loss on early extinguishment of debt ..................      13,389,000             --
      Amortization of debt issuance costs .................................       1,125,000        1,441,000
      Loss on sale of fixed assets ........................................         148,000             --
      Increase in accounts receivable .....................................        (167,000)      (5,260,000)
      Increase in inventories and prepaid expenses and other current assets      (2,491,000)     (16,219,000)
      (Increase) decrease in deposits and other assets ....................         (69,000)       2,957,000
      Increase in accounts payable, accrued expenses and other liabilities       12,999,000       44,196,000
      Increase in accrued interest payable ................................      (3,903,000)       1,726,000
      Deferred income taxes ...............................................     (59,065,000)     (48,973,000)
                                                                              -------------    -------------
      Total adjustments ...................................................      15,275,000       22,336,000
                                                                              -------------    -------------
           Net cash used in operating activities ..........................     (89,849,000)     (62,746,000)
                                                                              -------------    -------------

Cash flow from investing activities:
   Additions to property and equipment ....................................     (52,279,000)    (115,693,000)
   Investment in theme parks ..............................................      (1,692,000)     (12,747,000)
   Acquisition of theme park companies, net of cash acquired ..............    (111,416,000)            --
                                                                              -------------    -------------
           Net cash used in investing activities ..........................    (165,387,000)    (128,440,000)
                                                                              -------------    -------------

Cash flow from financing activities:
   Repayment of long-term debt ............................................    (480,636,000)     (42,242,000)
   Proceeds from borrowings ...............................................     132,000,000      161,000,000
   Increase (decrease) in accounts and note payable to parent company .....     324,960,000       20,603,000
   Capital contributions (returned) received ..............................     271,661,000       (5,608,000)
                                                                              -------------    -------------
           Net cash provided by financing activities ......................     247,985,000      133,753,000
Effect of exchange rate changes on cash ...................................        (203,000)      (4,311,000)
                                                                              -------------    -------------
Decrease in cash and cash equivalents .....................................      (7,454,000)     (61,744,000)
Cash and cash equivalents at beginning of period ..........................      41,950,000      118,011,000
                                                                              -------------    -------------
Cash and cash equivalents at end of period ................................   $  34,496,000    $  56,267,000
                                                                              =============    =============

Supplementary cash flow information:
   Cash paid for interest .................................................   $  36,349,000    $  26,897,000
                                                                              =============    =============

See accompanying notes to consolidated financial statements

                            SIX FLAGS OPERATIONS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       GENERAL -- BASIS OF PRESENTATION

         Six Flags Operations Inc. owns and operates regional theme amusement and water parks. As of March 31, 2001, the Company and its subsidiaries owned or operated 35 parks, including 27 domestic parks, one park in Mexico and seven parks in Europe. The Company is also managing the construction and development of a theme park in Europe.

         The Company is a wholly-owned subsidiary of Six Flags, Inc. References herein to the "Company," or "Six Flags Operations" mean for all periods or dates, Six Flags Operations and its consolidated subsidiaries. As used herein, Holdings refers only to Six Flags, Inc., without regard to its subsidiaries.

         Six Flags Operations and Holdings have entered into a shared services agreement pursuant to which certain corporate, administrative and other general services provided by Holdings are charged to Six Flags Operations, either on the basis of their respective revenues or on other relative bases. Allocation of these charges are reflected in the accompanying consolidated financial statements.

         In December 2000, Holdings purchased all of the capital stock of the company that owns Enchanted Village and Wild Waves, a water and children's ride park located near Seattle, Washington. On February 2, 2001 the stock was transferred to the Company in exchange for a note payable to Holdings. The operations of the park between the acquisition by Holdings and transfer to the Company were not material. In February 2001, the Company purchased substantially all of the assets used in the operation of Sea World of Ohio, a marine wildlife park located adjacent to the Company's Six Flags Ohio theme park. See Note 2.

         The accompanying financial statements for the three months ended March 31, 2001 include the results of Enchanted Village only subsequent to its acquisition by the Company on February 9, 2001 and of the former Sea World of Ohio only subsequent to its acquisition date, February 9, 2001. The accompanying consolidated financial statements for the three months ended March 31, 2000 do not include the results of these two parks.

         In May 2001, the Company acquired substantially all of the assets of La Ronde, a theme park located in Montreal, Canada. The accompanying financial statements do not include the results of La Ronde for either period presented as the acquisition occurred subsequent to March 31, 2001. See Note 7.

         Management's Discussion and Analysis of Financial Condition and Results of Operations which follows these notes contains additional information on the results of operations and the financial position of the Company. Those comments should be read in conjunction with these notes. The Company's annual report on Form 10-K for the year ended December 31, 2000 includes additional information about the Company, its operations and its financial position, and should be referred to in conjunction with this quarterly report on Form 10-Q. The information furnished in this report reflects all adjustments (all of which are normal and recurring, except for the change in accounting principle) which are, in the opinion of management, necessary to present a fair statement of the results for the periods presented.

         Results of operations for the three-month period ended March 31, 2001 are not indicative of the results expected for the full year. In particular, the Company's theme park operations contribute a significant majority of their annual revenue during the period from Memorial Day to Labor Day each year.

SIX FLAGS OPERATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         DERIVATIVE INSTRUMENTS

         In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge for accounting purposes. The accounting for changes in the fair value of a derivative (that is gains and losses) depends on the intended use of the derivative and the resulting designation. The Company adopted the provisions of SFAS No. 133 as of January 1, 2001. As a result of the adoption, the Company recognized a liability of approximately $4,996,000 and recorded in other comprehensive income (loss) $3,098,000 (net of tax effect) as a cumulative effect of a change in accounting principle, which will be amortized into operations over the original term of the interest rate swap agreements.

         As of January 1, 2001, the Company was a party to three interest swap agreements related to $600,000,000 of term debt that was outstanding under the Company's credit facility. Two of the three interest rate swap agreements contained "knock-out" provisions that did not meet the definition of a derivative instrument that could be designated as a hedge under SFAS 133 or SFAS
138. From January 1, 2001 to February 1, 2001, the Company recognized a $3,200,000 expense related to the change in fair value of these two hedges. As of February 23, 2001, the interest rate swap agreements were amended and the knock-out provisions were removed. As of that date and through March 31, 2001, the Company has designated all of the interest rate swap agreements as cash-flow hedges.

         The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash-flow hedges to specific firm commitments or forecasted transactions. The Company also assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.

         Changes in the fair value of a derivative that is effective and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income (loss), until operations are affected by the variability in cash flows of the designated hedged item. Changes in fair value of a derivative that is not designated as a hedge are recorded in operations on a current basis.

         During the first quarter of 2001, there were no gains or losses reclassified into operations as a result of the discontinuance of hedge accounting treatment for any of the Company's derivatives.

         By using derivative instruments to hedge exposures to changes in interest rates, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. To mitigate this risk, the hedging instruments are usually placed with counterparties that the Company believes are minimal credit risks.

         Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates, commodity prices, or currency exchange rates. The market risk associated with interest rate swap agreements is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

         The Company does not hold or issue derivative instruments for trading purposes. Changes in the fair value of derivatives that are designated as hedges are reported on the balance sheet in "Accumulated other comprehensive loss" ("AOCL"). These amounts are reclassified to interest expense when the forecasted transaction takes place.

         Since the critical terms, such as the index, settlement dates, and notional amounts, of the derivative instruments are the same as the terms of the Company's hedged borrowings under the credit facility, no ineffectiveness of the cash-flow hedges was recorded in the statements of operations.

         As of March 31, 2001, $4,500,000 of net deferred losses on derivative instruments, including the transition adjustment, accumulated in AOCL are expected to be reclassified to operations during the next 12 months. Transactions and events expected to occur over the next twelve months that will necessitate reclassifying these derivatives' losses to operations are the periodic payments that are required to be made on outstanding borrowings. The maximum term over which the Company is hedging exposures to the variability of cash flows for commodity price risk is 24 months.

2.       ACQUISITION OF THEME PARKS

         On December 6, 2000, Holdings acquired all of the capital stock of the company that owns Enchanted Village and Wild Waves ("Enchanted Village"), a water park and children's ride park located near Seattle, Washington, for a purchase price of $19,255,000 paid through issuance of 1,339,223 shares of the Holdings common stock. On February 2, 2001, Holdings transferred the stock of the acquired entity to the Company. As of the acquisition date, $4,471,000 of deferred tax liabilities were recognized for the tax consequences attributable to the differences between the financial carrying amounts and the tax basis of Enchanted Village's assets and liabilities. Approximately $4,235,000 of costs in excess of the fair value of the net assets acquired were recorded as goodwill. The transaction was accounted for as a purchase.

         On February 9, 2001, the Company acquired substantially all of the assets used in the operation of Sea World of Ohio, a marine wildlife park located adjacent to the Company's Six Flags Ohio theme park, for a cash purchase price of $110,000,000. The Company funded the acquisition from a portion of the proceeds of a preferred stock offering by Holdings. Approximately $69,784,000 of costs in excess of the fair value of the net assets acquired were recorded as goodwill. The transaction was accounted for as a purchase.

3.       LONG-TERM INDEBTEDNESS

         (a) On January 31, 1997, Six Flags Operations issued $125,000,000 of senior notes due January 2007 (the "1997 Notes"). The 1997 Notes are senior unsecured obligations of Six Flags Operations. The 1997 Notes bear interest at 9 3/4% per annum payable semiannually and are redeemable, at Six Flags Operations' option, in whole or in part, at any time on or after January 15, 2002, at varying redemption prices. The 1997 Notes are guaranteed on a senior, unsecured, joint and several basis by all of Six Flags Operations' principal domestic subsidiaries.

           On January 29, 2001, Six Flags Operations commenced a tender offer for all of the aggregate principal amount of the 1997 Notes. In conjunction with the tender offer, noteholder consents were solicited to effect certain amendments to the indenture governing the 1997 Notes. Six Flags Operations received tenders of notes and related consents from holders of $124,731,000 principal amount (99.8%) of the outstanding notes. The tendered notes were purchased and the indenture amendments became effective on March 2, 2001. The purchase price (including consent fee) paid was approximately $1,085 for each $1,000 principal amount of notes plus accrued and unpaid interest up to, but not including, the payment date. As a result of the early extinguishment of debt, the Company recognized a loss of approximately $8,301,000, net of tax effect. The tender offer and consent solicitation was financed by a portion of the proceeds of a $375,000,000 principal amount senior note offering by Holdings.

SIX FLAGS OPERATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         (b) On April 1, 1998, Six Flags Entertainment Company ("SFEC"), which was subsequently merged into Six Flags Operations, issued $170,000,000 principal amount of 8 7/8% Senior Notes (the "SFO Notes"). The SFO Notes are guaranteed on a fully subordinated basis by Holdings. The SFO Notes require annual interest payments of approximately $15,100,000 (8 7/8% per annum) and, except in the event of a change of control of Six Flags Operations and certain other circumstances, do not require any principal payments prior to their maturity in 2006. The SFO Notes are redeemable, at the Company's option, in whole or in part, at any time on or after April 1, 2002, at varying redemption prices.

       The indenture under which the SFO Notes were issued limits the ability of the Company and its subsidiaries to dispose of assets; incur additional indebtedness or liens; pay dividends; engage in mergers or consolidations; and engage in certain transactions with affiliates.

         (c) On November 5, 1999, Six Flags Theme Parks Inc., wholly-owned subsidiary of the Company ("SFTP"), entered into a senior credit facility (the "Credit Facility") and, in connection therewith, SFEC merged into Six Flags Operations and SFTP became a subsidiary of Six Flags Operations. The Credit Facility includes a $300,000,000 five-year revolving credit facility ($100,000,000 of which was outstanding at March 31, 2001), a $300,000,000 five-and-one-half-year multicurrency reducing revolver facility ($68,000,000 of which was outstanding at March 31, 2001) and a $600,000,000 six-year term loan (all of which was borrowed at March 31, 2001). Borrowings under the five-year revolving credit facility must be repaid in full for thirty consecutive days each year. The interest rate on borrowings under the Credit Facility can be fixed for periods ranging from one to six months. At the Company's option the interest rate is based upon specified levels in excess of the applicable base rate or LIBOR. The Company has entered into interest rate swap agreements that effectively convert the term loan component of the Credit Facility into a fixed rate obligation through the term of the swap agreements, ranging from December 2002 to March 2003. At March 31, 2001, the weighted average interest rates for borrowings under the working capital revolver, multicurrency revolver and term loan were 7.77%, 7.59% and 9.24%, respectively.

        The multicurrency facility permits optional prepayments and reborrowings. The committed amount reduces quarterly by 2.5% commencing on December 31, 2001, by 5.0% commencing on December 31, 2002, by 7.5% commencing on December 31, 2003 and by 20.0% commencing on December 31, 2004. Mandatory repayments are required if amounts outstanding exceed the reduced commitment amount The term loan facility requires quarterly repayments of 0.25% of the outstanding amount thereof commencing on December 31, 2001 and 24.25% commencing on December 31, 2004. A commitment fee of .50% of the unused credit of the facility is due quarterly in arrears. The principal borrower under the facility is SFTP, and borrowings under the Credit Facility are guaranteed by Holdings, Six Flags Operations and all of Six Flags Operations' domestic subsidiaries and are secured by substantially all of Six Flags Operations' domestic assets and a pledge of the capital stock of the Company.

       The Credit Facility contains restrictive covenants that, among other things, limit the ability of Six Flags Operations and its subsidiaries to dispose of assets; incur additional indebtedness or liens; repurchase stock; make investments; engage in mergers or consolidations; pay dividends, (except that (subject to covenant compliance) dividends will be permitted to allow Holdings to meet cash interest obligations with respect to its senior notes, cash dividend payments on its Preferred Income Equity Redeemable Shares and its obligations to the limited partners in the partnerships that own the Six Flags Over Texas and Six Flags Over Georgia theme parks, and engage in certain transactions with subsidiaries and affiliates. In addition, the Credit Facility requires that Six Flags Operations comply with certain specified financial ratios and tests.

SIX FLAGS OPERATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.       COMMITMENTS AND CONTINGENCIES

         In December 1998, a final judgment of $197,300,000 in compensatory damages was entered against SFEC, SFTP, Six Flags Over Georgia, Inc. and Time Warner Entertainment Company, L.P. (TWE), and a final judgment of $245,000,000 in punitive damages was entered against TWE and $12,000,000 in punitive damages was entered against the Six Flags entities. The compensatory damages judgment has been paid and the Company has been advised that TWE is appealing the punitive damages judgment to the United States Supreme Court. The judgments arose out of a case entitled SIX FLAGS OVER GEORGIA, LLC ET AL V. TIME WARNER ENTERTAINMENT COMPANY, LP ET AL based on certain disputed partnership affairs prior to Holdings' acquisition of the former Six Flags at Six Flags Over Georgia, including alleged breaches of fiduciary duty. The sellers in the Six Flags acquisition, including Time Warner, Inc., have agreed to indemnify the Company from any and all liabilities arising out of this litigation.

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

SIX FLAGS OPERATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                          THREE MONTHS ENDED
                                                          ------------------
                                                    MARCH 31, 2001  MARCH 31, 2000
                                                    --------------  --------------
                                                            (In thousands)
Theme park revenue ...............................     $  37,609      $  33,606
Theme park cash expenses .........................       106,826         98,207
                                                       ---------      ---------
Aggregate park EBITDA ............................       (69,217)       (64,601)
Third-party share of EBITDA from parks
   accounted for under the equity method .........         7,625          7,178
Amortization of investment in theme park
   partnerships ..................................        (1,297)        (1,025)
Unallocated net expenses, including corporate
   and other expenses ............................        (7,480)        (4,434)
Depreciation and amortization ....................       (47,845)       (41,396)
Interest expense .................................       (33,571)       (30,064)
Interest income ..................................           985            772
                                                       ---------      ---------
Loss before income taxes .........................     $(150,800)     $(133,570)
                                                       =========      =========
Theme park revenue ...............................     $  37,609      $  33,606
Theme park revenue from parks accounted
   for under the equity method ...................        (2,440)        (2,713)
                                                       ---------      ---------
Consolidated total revenue .......................     $  35,169      $  30,893
                                                       =========      =========

       Seven of the Company's parks are located in Europe and one is located in Mexico. The following information reflects the Company's long-lived assets and revenue by domestic and foreign categories for the first quarter of 2001 and 2000. This information does not include assets and revenue for La Ronde, a park located in Canada, since it was acquired subsequent to March 31, 2001. See Note 7.

2001:                                            (In thousands)
----
                                    DOMESTIC      INTERNATIONAL       TOTAL
                                    --------      -------------       -----
Long-lived assets...............   $3,151,091         $481,769       $3,632,860
Revenue.........................       27,285            7,884           35,169

2000:                                            (In thousands)
----
                                    DOMESTIC      INTERNATIONAL       TOTAL
                                    --------      -------------       -----
Long-lived assets...............   $3,014,797         $464,637       $3,479,434
Revenue.........................       24,278            6,615           30,893

SIX FLAGS OPERATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.       SUBSEQUENT EVENTS

         On May 2, 2001, the Company acquired substantially all of the assets of La Ronde, a theme park located in the City of Montreal for a cash purchase price of Can. $30,000,000 (approximately US $ 19,600,000 at the exchange rate on such date). The Company has agreed to invest in the park Can. $90,000,000 (approximately US $58,700,000 at that exchange rate) over four seasons commencing in 2002. The Company leased the land on which the park is located on a long-term basis. The transaction will be accounted for as a purchase.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         GENERAL

         Results of operations for the three-month period ended March 31, 2001 are not indicative of the results expected for the full year. In particular, the Company's theme park operations contribute a significant majority of their annual revenue during the period from Memorial Day to Labor Day each year.

         Results of operations for the three months ended March 31, 2001 include the results of the two parks acquired subsequent to March 31, 2000 and prior to March 31, 2001. Results for the three months ended March 31, 2000 do not include the results of the acquired parks.

         THREE MONTHS ENDED MARCH 31, 2001 VS. THREE MONTHS ENDED MARCH 31, 2000

         Revenue in the first quarter of 2001 totaled $35.2 million compared to $30.9 million for the first quarter of 2000, representing a 13.8% increase.

         Operating expenses for the first quarter of 2001 increased $5.6 million compared to expenses for the first quarter of 2000. The increase resulted almost exclusively from the inclusion in the 2001 period of the two parks acquired subsequent to the end of the first quarter of 2000. Excluding the acquired parks, operating expenses in the 2001 period increased $0.5 million as compared to the prior-year period.

         Selling, general and administrative expenses for the first quarter of 2001 increased $1.9 million compared to comparable expenses for the first quarter of 2000. Excluding the acquired parks, selling, general and administrative expenses increased $0.9 million as compared to the prior-year period.

         Costs of products sold in the 2001 period increased $0.5 million compared to costs for the first quarter of 2000, reflecting the increase in theme park food, merchandise and other revenue in the 2001 period and to a lesser extent certain price increases.

         Depreciation and amortization expense for the first quarter of 2001 increased $6.4 million compared to the first quarter of 2000. The increase compared to the 2000 level was attributable to the Company's on-going capital program and from additional expense associated with the acquired parks. Interest expense, net increased $3.3 million compared to the first quarter of 2000. The increase compared to interest expense, net for the 2000 quarter resulted from higher average interest rates.

         Equity in operations of theme park reflects the lease of Six Flags Marine World, the management of all that park and depreciation and amortization expense related thereto. During the first quarter of 2001, the loss from equity in operations of theme park increased $0.4 million compared to the first quarter of 2000.

         Other income (expense) includes $3.2 million of expense related to the change in fair value of two of the Company's interest late swap agreements from January 1, 2001 to February 23, 2001 (the date that the interest rate swap agreements were designated as hedging instruments).

         Income tax benefit was $54.0 million for the first quarter of 2001 compared to a $48.5 million benefit for the first quarter of 2000. The effective tax rate for the first quarter of 2001 was 35.8% as compared to 36.3% in the comparable quarter of 2000. The Company's quarterly effective tax rate will vary from period-to-period based upon the inherent seasonal nature of the theme park business, as a result of permanent differences associated with goodwill amortization for financial purposes and the deductible portion of the amortization for tax purposes.

LIQUIDITY, CAPITAL COMMITMENTS AND RESOURCES

         At March 31, 2001, the Company's indebtedness aggregated $945.8 million, of which approximately $102.3 million matures prior to March 31, 2002. Substantially all of the short-term debt represents borrowings under the working capital revolving credit component of the Credit Facility. See Note 3 to the Company's Consolidated Financial Statements for additional information regarding the Company's indebtedness.

         During the three months ended March 31, 2001, net cash used in operating activities was $89.8 million. Net cash used in investing activities in the first three months of 2001 totaled $165.4 million, consisting primarily of the Company's acquisition of the former Sea World of Ohio and, to a lesser extent, capital expenditures. Net cash provided by financing activities in the first three months of 2001 was $248.0 million, representing proceeds of advances by Holdings, offset in part by the tender offer for the 1997 Notes and the repayment of borrowings under the Credit Facility.

         In addition to its obligations under its outstanding indebtedness, the Company has guaranteed the obligations of certain of Holdings' subsidiaries to
(i) make minimum annual distributions of approximately $50.2 million (subject to annual cost of living adjustments) to the limited partners in the Six Flags Over Texas and Six Flags Over Georgia partnership, (ii) make minimum capital expenditures at each of the Partnership parks during rolling five-year periods, based generally on 6% of such park's revenues, and (iii) purchase at specified prices a maximum number of 5% per year (accumulating to the extent not purchased in any given year) of limited partnership units outstanding (to the extent tendered by the unit holders). Cash flows from operations at the parks will be used to satisfy the annual distribution and capital expenditure requirements, before any funds are required from Holdings. At March 31, 2001, Holdings had $70.4 million in a dedicated escrow account available to fund those obligations.

         The degree to which the Company is leveraged could adversely affect its liquidity. The Company's liquidity could also be adversely affected by unfavorable weather, accidents or the occurrence of an event or condition, including negative publicity or significant local competitive events, that significantly reduce paid attendance and, therefore, revenue at any of its theme parks.

         The Company believes that, based on historical and anticipated operating results, cash flows from operations, available cash and available amounts under the Credit Facility will be adequate to meet the Company's future liquidity needs, including anticipated requirements for working capital, capital expenditures, scheduled debt requirements, for at least the next several years. The Company may, however, need to refinance all or a portion of its existing debt on or prior to maturity or to seek additional financing.

         To minimize the Company's exposure to changing foreign currency rates on ride purchases, in the past the Company has entered into foreign exchange forward contracts. The Company has not entered into any new foreign exchange forward contracts in 2001 related to ride purchase contracts from foreign vendors. Additionally, the Company has not hedged its exposure to changes in foreign currency rates related to its international parks.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information included in "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of the Company's 2000 Annual Report on Form 10-K is incorporated herein by reference. Such information includes a description of the Company's potential exposure to market risks, including interest rate risk and foreign currency risk. Interest rates, as measured by 90-day LIBOR, have decreased 1.60% from January 1, 2001 to March 31, 2001. However due to the Company's use of interest rate swap agreements, the Company's cash interest obligations have not substantially changed. As of March 31, 2001, there have been no material changes in the Company's market risk exposure from that disclosed in the 2000 Form 10-K.

                          PART II -- OTHER INFORMATION

ITEMS 1 -- 5

         Not applicable.


ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  None.

         (b)      Reports on Form 8-K

                  Current Report on 8-K, dated January 29, 2001. Current Report on 8-K, dated February 14, 2001. Current Report on 8-K, dated February 26, 2001. Current Report on 8-K, dated March 1, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           SIX FLAGS OPERATIONS INC.
                                                 (Registrant)


                                               /s/ Kieran E. Burke
                                       ----------------------------------------
                                                Kieran E. Burke
                                     CHAIRMAN AND CHIEF EXECUTIVE OFFICER


                                             /s/ James F. Dannhauser
                                       ----------------------------------------
                                              James F. Dannhauser
                                            CHIEF FINANCIAL OFFICER


Date: May 14, 2001