Form 10-Q
period 2001-06-30
SIX FLAGS OPERATIONS INC
filed 2001-08-14
CIK 901508

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR QUARTERLY PERIOD ENDED JUNE 30, 2001

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

      At August 1, 2001, Six Flags Operations Inc. had outstanding 1,000 shares of Common Stock, par value $.05 per share.

      This Registrant meets with the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

================================================================================

                         PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                            SIX FLAGS OPERATIONS INC.

                           CONSOLIDATED BALANCE SHEETS

                                               JUNE 30, 2001     DECEMBER 31, 2000
                                               --------------   ------------------
                                               (Unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                   $   69,248,000     $   41,950,000
   Accounts receivable                             84,585,000         35,461,000
   Inventories                                     40,830,000         28,556,000
   Prepaid expenses and other current assets       31,087,000         35,839,000
   Receivable from parent company                          --          4,150,000
                                               --------------     --------------
      Total current assets                        225,750,000        145,956,000

Other assets:
   Debt issuance costs                             19,025,000         22,688,000
   Deposits and other assets                       55,933,000         56,832,000
                                               --------------     --------------
      Total other assets                           74,958,000         79,520,000

Property and equipment, at cost                 2,727,564,000      2,551,628,000
   Less accumulated depreciation                  390,413,000        325,574,000
                                               --------------     --------------
      Total property and equipment              2,337,151,000      2,226,054,000

Investment in theme parks                          97,918,000        100,589,000

Intangible assets, principally goodwill         1,406,235,000      1,343,274,000
   Less accumulated amortization                  175,323,000        147,235,000
                                               --------------     --------------
                                                1,230,912,000      1,196,039,000
                                               --------------     --------------
      TOTAL ASSETS                             $3,966,689,000     $3,748,158,000
                                               ==============     ==============

                            SIX FLAGS OPERATIONS INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                          JUNE 30, 2001    DECEMBER 31, 2000
                                                                         ---------------   -----------------
                                                                           (UNAUDITED)
LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Accounts payable                                                       $    94,419,000    $    43,845,000
  Accrued liabilities                                                         60,375,000         56,582,000
  Accrued interest payable                                                     8,302,000         16,131,000
  Accrued interest payable to parent                                          20,792,000                 --
  Deferred income                                                             69,071,000          8,736,000
  Current portion of long-term debt                                           79,923,000          2,401,000
                                                                         ---------------    ---------------
     Total current liabilities                                               332,882,000        127,695,000

Long-term debt                                                               853,970,000      1,281,430,000
Advance from parent                                                          472,050,000                 --
Other long-term liabilities                                                   47,922,000         37,937,000
Deferred income taxes                                                        130,963,000        192,411,000
                                                                         ---------------    ---------------
     Total liabilities                                                     1,837,787,000      1,639,473,000
                                                                         ---------------    ---------------

Stockholder's equity
  Common stock of $.05 par value, 1,000 shares, authorized, issued
    and outstanding at June 30, 2001 and December 31, 2000                            --                 --
  Capital in excess of par value                                           2,238,542,000      2,093,209,000
  Retained earnings (accumulated deficit)                                    (22,073,000)        64,065,000
  Accumulated other comprehensive income (loss)                              (87,567,000)       (48,589,000)
                                                                         ---------------    ---------------
     Total stockholder's equity                                            2,128,902,000      2,108,685,000
                                                                         ---------------    ---------------
     Total liabilities and stockholder's equity                          $ 3,966,689,000    $ 3,748,158,000
                                                                         ===============    ===============

See accompanying notes to consolidated financial statements

                            SIX FLAGS OPERATIONS INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

                                                                  2001            2000
                                                             -------------    ------------
Revenue:
  Theme park admissions                                      $ 195,246,000    $188,526,000
  Theme park food, merchandise and other                       161,212,000     152,553,000
                                                             -------------    ------------
        Total revenue                                          356,458,000     341,079,000
                                                             -------------    ------------

Operating costs and expenses:
  Operating expenses                                           130,584,000     118,321,000
  Selling, general and administrative                           74,561,000      61,395,000
  Costs of products sold                                        31,519,000      32,355,000
  Depreciation and amortization                                 49,263,000      44,289,000
                                                             -------------    ------------
        Total operating costs and expenses                     285,927,000     256,360,000
                                                             -------------    ------------
        Income from operations                                  70,531,000      84,719,000
                                                             -------------    ------------

Other income (expense):
  Interest expense-unrelated                                   (21,953,000)    (35,109,000)
  Interest expense-parent                                      (14,429,000)             --
  Interest income                                                       --         470,000
  Equity in operations of theme parks                           (1,296,000)       (193,000)
  Other income (expense)                                           982,000        (122,000)
                                                             -------------    ------------
        Total other income (expense)                           (36,696,000)    (34,954,000)
                                                             -------------    ------------
        Income before income taxes                              33,835,000      49,765,000
Income tax expense                                              14,621,000      22,108,000
                                                             -------------    ------------
        Income before extraordinary loss                        19,214,000      27,657,000
                                                             -------------    ------------
Extraordinary loss on extinguishment of debt, net of
        income tax benefit of $139,000 in 2001                    (228,000)             --
                                                             -------------    ------------

        Net income                                           $  18,986,000    $ 27,657,000
                                                             =============    ============

See accompanying notes to consolidated financial statements

                            SIX FLAGS OPERATIONS INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

                                                                  2001            2000
                                                             -------------    ------------
Revenue:
  Theme park admissions                                      $ 209,665,000    $200,875,000
  Theme park food, merchandise and other                       181,962,000     171,097,000
                                                             -------------    ------------
     Total revenue                                             391,627,000     371,972,000
                                                             -------------    ------------
Operating costs and expenses:
  Operating expenses                                           194,959,000     177,068,000
  Selling, general and administrative                          108,388,000      93,347,000
  Costs of products sold                                        34,506,000      34,823,000
  Depreciation and amortization                                 97,108,000      85,685,000
                                                             -------------    ------------
     Total operating costs and expenses                        434,961,000     390,923,000
                                                             -------------    ------------
     Loss from operations                                      (43,334,000)    (18,951,000)
                                                             -------------    ------------

Other income (expense):
  Interest expense-unrelated                                   (49,161,000)    (65,173,000)
  Interest expense-parent                                      (20,792,000)             --
  Interest income                                                  985,000       1,242,000
  Interest expense-parent                                      (20,792,000)             --
  Equity in operations of theme parks                           (2,593,000)     (1,058,000)
  Other income (expense)                                        (2,070,000)        135,000
                                                             -------------    ------------
     Total other income (expense)                              (73,631,000)    (64,854,000)
     Loss before income taxes                                 (116,965,000)    (83,805,000)
Income tax benefit                                              39,356,000      26,380,000
                                                             -------------    ------------
     Loss before extraordinary loss                            (77,609,000)    (57,425,000)
                                                             -------------    ------------
Extraordinary loss on extinguishment of debt, net of
     income tax benefit of $5,227,000 in 2001                   (8,529,000)             --
                                                             -------------    ------------
     Net loss                                                $ (86,138,000)   $(57,425,000)
                                                             =============    ============

See accompanying notes to consolidated financial statements

                            SIX FLAGS OPERATIONS INC.

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                   (UNAUDITED)

                                                              THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                    JUNE 30,                        JUNE 30,
                                                         ----------------------------    -----------------------------
                                                             2001            2000             2001          2000
                                                         ------------    ------------    -------------    ------------
Net income (loss)                                        $ 18,986,000    $ 27,657,000    $ (86,138,000)   $(57,425,000)
Other comprehensive income (loss):
   Foreign currency translation adjustment                 (9,059,000)     (6,194,000)     (31,340,000)    (16,665,000)
   Cumulative effect of change in accounting principle                             --       (3,098,000)             --
   Net change in fair value of derivative instruments      (1,564,000)             --       (5,939,000)             --
   Reclassifications of amounts taken to operations           622,000              --        1,399,000              --
                                                         ------------    ------------    -------------    ------------

Comprehensive income (loss)                              $  8,985,000    $ 21,463,000    $(125,116,000)   $(74,090,000)
                                                         ============    ============    =============    ============

See accompanying notes to consolidated financial statements

                            SIX FLAGS OPERATIONS INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

                                                                                2001              2000
                                                                            -------------    -------------
Cash flow from operating activities (net of effects of acquisitions):
    Net loss                                                                $ (86,138,000)   $ (57,425,000)

   Adjustments to reconcile net loss
    to net cash provided by operating activities:
    Depreciation and amortization                                              97,108,000       85,685,000
    Equity in operations of theme parks                                         2,593,000        1,058,000
    Cash received from theme parks                                              4,173,000        8,375,000
    Extraordinary loss on early extinguishment of debt                         13,756,000               --
    Amortization of debt issuance costs                                         2,220,000        2,464,000
    Loss on sale of fixed assets                                                   35,000               --
    Increase in accounts receivable                                           (47,615,000)     (43,662,000)
    Increase in inventories and prepaid expenses                               (6,782,000)     (36,170,000)
    Decrease in deposits and other assets                                         899,000        4,204,000
    Increase in accounts payable, accrued expenses and other liabilities       95,200,000       95,853,000
    Increase in accrued interest payable                                       12,911,000        2,796,000
    Decrease in deferred income taxes                                         (46,855,000)     (27,195,000)
                                                                            -------------    -------------
          Total adjustments                                                   127,643,000       93,408,000
                                                                            ------------------------------
               Net cash provided by operating activities                       41,505,000       35,983,000
                                                                            -------------    -------------

Cash flow from investing activities:
    Additions to property and equipment                                      (105,904,000)    (250,127,000)
    Investment in theme parks                                                  (4,095,000)     (14,227,000)
    Acquisition of theme park assets                                         (131,864,000)              --
                                                                            -------------    -------------
               Net cash used in investing activities                         (241,863,000)    (264,354,000)
                                                                            -------------    -------------
Cash flow from financing activities:
    Repayment of debt                                                        (561,416,000)     (92,542,000)
    Proceeds from borrowings                                                  187,000,000      301,000,000
    Capital contributions received                                            145,333,000         (175,000)
    Increase (decrease) in advance from parent company                        456,870,000      (10,193,000)
                                                                            -------------    -------------
          Net cash provided by financing activities                           227,787,000      198,090,000
                                                                            -------------    -------------
          Effect of exchange rate changes on cash                                (131,000)      (1,060,000)
                                                                            -------------    -------------
          Increase (decrease) in cash and cash equivalents                     27,298,000      (31,341,000)
Cash and cash equivalents at beginning of period                               41,950,000      118,011,000
                                                                            -------------    -------------
Cash and cash equivalents at end of period                                  $  69,248,000    $  86,670,000
                                                                            =============    =============

Supplementary cash flow information:

     Cash paid for interest                                                 $  73,119,000    $  59,913,000
                                                                            =============    =============
     Cash paid for income taxes                                             $   2,189,000    $          --
                                                                            =============    =============
     Assets acquired through capital leases                                 $  13,869,000    $          --
                                                                            =============    =============

          See accompanying notes to consolidated financial statements

                           SIX FLAGS OPERATIONS INC.

1. GENERAL -- BASIS OF PRESENTATION

      Six Flags Operations Inc. owns and operates regional theme amusement and water parks. As of June 30, 2001, the Company and its subsidiaries owned or operated 35 parks, including 26 domestic parks, one park in Canada, one park in Mexico and seven parks in Europe. The Company is also managing the construction and development of a theme park in Europe.

      The Company is a wholly-owned subsidiary of Six Flags, Inc. References herein to the "Company" or "Six Flags Operations" mean for all periods or dates, Six Flags Operations and its consolidated subsidiaries. As used herein, Holdings refers only to Six Flags, Inc., without regard to its subsidiaries.

      Six Flags Operations and Holdings have entered into a shared services agreement pursuant to which certain corporate, administrative and other general services provided by Holdings are charged to Six Flags Operations, either on the basis of their respective revenues or on other relative bases. Allocation of these charges are reflected in the accompanying consolidated financial statements.

      In December 2000, Holdings purchased all of the capital stock of the company that owns Enchanted Village and Wild Waves, a water and children's ride park located near Seattle, Washington. On February 2, 2001 the stock was transferred to the Company. The operations of the park between the acquisition by Holdings and transfer to the Company were not material. In February 2001, the Company purchased substantially all of the assets used in the operation of Sea World of Ohio, a marine wildlife park located adjacent to the Company's Six Flags Ohio theme park. In May 2001, the Company acquired substantially all of the assets of La Ronde, a theme park located in Montreal, Canada. See Note 2.

      The accompanying financial statements for the three and six months ended June 30, 2001 include the results of Enchanted Village only subsequent to its acquisition by the Company on February 2, 2001, of the former Sea World of Ohio only subsequent to its acquisition date, February 9, 2001, and of La Ronde only subsequent to its acquisition date, May 2, 2001. The accompanying consolidated financial statements for the three and six months ended June 30, 2000 do not include the results of these parks.

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

      Results of operations for the three and six month periods ended June 30, 2001 are not indicative of the results expected for the full year. In particular, the Company's theme park operations contribute a significant majority of their annual revenue during the period from Memorial Day to Labor Day each year.

      DERIVATIVE INSTRUMENTS

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative

SIX FLAGS OPERATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge for accounting purposes. The accounting for changes in the fair value of a derivative (that is gains and losses) depends on the intended use of the derivative and the resulting designation. The Company adopted the provisions of SFAS No. 133 as of January 1, 2001. As a result of the adoption, the Company recognized a liability of approximately $4,996,000 and recorded in other comprehensive income (loss) $3,098,000 (net of tax effect) as a cumulative effect of a change in accounting principle, which will be amortized into operations over the original term of the interest rate swap agreements.

      As of January 1, 2001, the Company was a party to three interest swap agreements related to $600,000,000 of term debt that was outstanding under the Company's credit facility. Two of the three interest rate swap agreements contained "knock-out" provisions that did not meet the definition of a derivative instrument that could be designated as a hedge under SFAS 133. From January 1, 2001 to February 23, 2001, the Company recognized in other income (expense) a $3,200,000 expense related to the change in fair value of these two hedges. As of February 23, 2001, the interest rate swap agreements were amended and the knock-out provisions were removed. As of that date and through June 30, 2001, the Company has designated all of the interest rate swap agreements as cash-flow hedges.

      The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash-flow hedges to forecasted transactions. The Company also assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.

      Changes in the fair value of a derivative that is effective and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income (loss), until operations are affected by the variability in cash flows of the designated hedged item. Changes in fair value of a derivative that is not designated as a hedge are recorded in operations on a current basis.

      During the first six months of 2001, there were no gains or losses reclassified into operations as a result of the discontinuance of hedge accounting treatment for any of the Company's derivatives.

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

      The Company does not hold or issue derivative instruments for trading purposes. Changes in the fair value of derivatives that are designated as hedges are reported on the consolidated balance sheet in "Accumulated other comprehensive loss" ("AOCL"). These amounts are reclassified to interest expense when the forecasted transaction takes place.

SIX FLAGS OPERATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

      Since the critical terms, such as the index, settlement dates, and notional amounts, of the derivative instruments are the same as the terms of the Company's hedged borrowings under the credit facility, no ineffectiveness of the cash-flow hedges was recorded in the consolidated statements of operations.

      As of June 30, 2001, $5,700,000 of net deferred losses on derivative instruments, including the transition adjustment, accumulated in AOCL are expected to be reclassified to operations during the next 12 months. Transactions and events expected to occur over the next twelve months that will necessitate reclassifying these derivatives' losses to operations are the periodic payments that are required to be made on outstanding borrowings. The maximum term over which the Company is hedging exposures to the variability of cash flows for commodity price risk is 21 months.

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

      On February 9, 2001, the Company acquired substantially all of the assets used in the operation of Sea World of Ohio, a marine wildlife park located adjacent to the Company's Six Flags Ohio theme park, for a cash purchase price of $110,000,000. The Company funded the acquisition from a portion of the proceeds of a preferred stock offering by Holdings. Approximately $57,785,000 of costs in excess of the fair value of the net assets acquired were recorded as goodwill. The transaction was accounted for as a purchase.

      On May 2, 2001, the Company acquired substantially all of the assets of La Ronde, a theme park located in the City of Montreal for a cash purchase price of Can. $30,000,000 (approximately US $19,600,000 at the exchange rate on such date). The Company has agreed to invest in the park Can. $90,000,000 (approximately US $58,700,000 at that exchange rate) over four seasons commencing in 2002. The Company leased the land on which the park is located on a long-term basis. Approximately U.S. $6,648,000 of costs in excess of the fair value of the net assets acquired were recorded as goodwill. The transaction was accounted for as a purchase.

3. LONG-TERM INDEBTEDNESS

      (a) On January 31, 1997, Six Flags Operations issued $125,000,000 principal amount of senior notes due January 2007 (the "1997 Notes"). The 1997 Notes are senior unsecured obligations of Six Flags Operations. The 1997 Notes bear interest at 9 3/4% per annum payable semiannually and are redeemable, at Six Flags Operations' option, in whole or in part, at any time on or after January 15, 2002, at varying redemption prices. The 1997 Notes are guaranteed on a senior, unsecured, joint and several basis by all of Six Flags Operations' principal domestic subsidiaries.

SIX FLAGS OPERATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

      On January 29, 2001, Six Flags Operations commenced a tender offer for all of the aggregate principal amount of the 1997 Notes. In conjunction with the tender offer, noteholder consents were solicited to effect certain amendments to the indenture governing the 1997 Notes. Six Flags Operations received tenders of notes and related consents from holders of $124,731,000 principal amount (99.8%) of the outstanding notes. The tendered notes were purchased and the indenture amendments became effective on March 2, 2001. The purchase price (including consent fee) paid was approximately $1,085 for each $1,000 principal amount of notes plus accrued and unpaid interest up to, but not including, the payment date. As a result of the early extinguishment of debt, the Company recognized a loss of approximately $8,529,000, net of tax effect. The tender offer and consent solicitation was financed by a portion of the proceeds of a $375,000,000 principal amount senior note offering by Holdings.

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

      (c) On November 5, 1999, Six Flags Theme Parks Inc., a wholly-owned subsidiary of the Company ("SFTP"), entered into a senior credit facility (the "Credit Facility") and, in connection therewith, SFEC merged into Six Flags Operations and SFTP became a subsidiary of Six Flags Operations. The Credit Facility includes a $300,000,000 five-year revolving credit facility ($75,000,000 of which was outstanding at June 30, 2001), a $300,000,000 five-and-one-half-year multicurrency reducing revolver facility ($68,000,000 of which was outstanding at June 30, 2001) and a $600,000,000 six-year term loan (all of which was borrowed at June 30, 2001). Borrowings under the five-year revolving credit facility must be repaid in full for thirty consecutive days each year. The interest rate on borrowings under the Credit Facility can be fixed for periods ranging from one to six months. At the Company's option the interest rate is based upon specified levels in excess of the applicable base rate or LIBOR. The Company has entered into interest rate swap agreements that effectively convert the term loan component of the Credit Facility into a fixed rate obligation through the term of the swap agreements, ranging from December 2002 to March 2003. At June 30, 2001, the weighted average interest rates for borrowings under the working capital revolver, multicurrency revolver and term loan were 7.27%, 5.94% and 8.99%, respectively.

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

SIX FLAGS OPERATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

      The Credit Facility contains restrictive covenants that, among other things, limit the ability of Six Flags Operations and its subsidiaries to dispose of assets; incur additional indebtedness or liens; repurchase stock; make investments; engage in mergers or consolidations; pay dividends, (except that (subject to covenant compliance) dividends will be permitted to allow Holdings to meet cash interest obligations with respect to its senior notes, cash dividend payments on its Preferred Income Equity Redeemable Shares and its obligations to the limited partners in the partnerships that own the Six Flags Over Texas and Six Flags Over Georgia theme parks), and engage in certain transactions with subsidiaries and affiliates. In addition, the Credit Facility requires that Six Flags Operations comply with certain specified financial ratios and tests.

4. ADVANCE FROM HOLDINGS

      At June 30, 2001, Holdings had advanced on a long-term basis $472,050,000 to Six Flags Operations. Interest accrues on the advance at 10% per annum. Proceeds of the advance were used to fund acquisitions and repay third-party indebtedness. The advance is fully subordinated to all indebtedness of the Company and, in certain circumstances, automatically converts into equity.

5. COMMITMENTS AND CONTINGENCIES

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

6. INVESTMENT IN THEME PARKS

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

7. BUSINESS SEGMENTS

      The Company manages its operations on an individual park location basis. Discrete financial information is maintained for each park and provided to the Company's management for review and as a basis for decision making. The primary performance measure used to allocate resources is earnings before interest, tax expense, depreciation and amortization ("EBITDA"). All of the Company's parks provide similar products and services through a similar process to the same class of customer through a consistent

SIX FLAGS OPERATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

method. As such, the Company has only one reportable segment-operation of theme parks. The following tables present segment financial information, a reconciliation of the primary segment performance measure to income (loss) before income taxes and a reconciliation of theme park revenue to consolidated total revenue. Park level expenses exclude all noncash operating expenses, principally depreciation and amortization, and all non-operating expenses.

                                                      Three Months Ended                  Six Months Ended
                                                -------------------------------   ---------------------------------
                                                June 30, 2001     June 30, 2000   June 30, 2001       June 30, 2000
                                                -------------     -------------   -------------       -------------
Theme park revenue ..........................     $ 379,642           $ 363,088       $ 417,251           $ 396,694
Theme park cash expenses ....................       246,784             223,229         353,610             321,436
                                                  ---------           ---------       ---------           ---------
Aggregate park EBITDA .......................       132,858             139,859          63,641              75,258
Third-party share of EBITDA from parks
  accounted for under the equity method .....        (9,893)             (8,144)         (2,268)               (966)
Amortization of investment in theme park
  partnerships ..............................        (1,296)             (1,025)         (2,593)             (2,050)
Unallocated net expenses, including
  corporate and other expenses ..............        (2,189)             (1,997)         (9,669)             (6,431)
Depreciation and amortization ...............       (49,263)            (44,289)        (97,108)            (85,685)
Interest expense ............................       (36,382)            (35,109)        (69,953)            (65,173)
Interest income .............................            --                 470             985               1,242
                                                  ---------           ---------       ---------           ---------
Income (loss) before income taxes ...........     $  33,835           $  49,765       $(116,965)          $ (83,805)
                                                  =========           =========       =========           =========

Theme park revenue ..........................     $ 379,642           $ 363,088       $ 417,251           $ 396,694
Theme park revenue from parks
  accounted for under the Equity method .....       (23,184)            (22,009)        (25,624)            (24,722)
                                                  ---------           ---------       ---------           ---------
Consolidated total revenue ..................     $ 356,458           $ 341,079       $ 391,627           $ 371,972
                                                  =========           =========       =========           =========

      Seven of the Company's parks are located in Europe, one is located in Canada and one is located in Mexico. The following information reflects the Company's long-lived assets and revenue by domestic and foreign categories for the second quarter of 2001 and 2000.

2001:                                              (In thousands)
----
                                       Domestic      International      Total
                                       --------      -------------      -----
Long-lived assets ..................  $3,163,589       $502,392       $3,665,981
Revenue ............................     332,736         58,891          391,627

SIX FLAGS OPERATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2000:                                              (In thousands)
----
                                       Domestic      International      Total
                                       --------      -------------      -----
Long-lived assets .................   $3,052,037       $502,758       $3,554,795
Revenue ...........................      313,466         58,506          371,972

8. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In July 2001, the FASB issued Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets." Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria which intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

      The Company is required to adopt the provisions of Statement 141 immediately and Statement 142 effective January 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

      Statement 141 will require upon adoption of Statement 142 that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

      In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill, including equity-method goodwill, is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by

SIX FLAGS OPERATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (CONTINUED)

allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's consolidated statement of operations.

      As of the date of adoption, the Company expects to have unamortized goodwill of approximately $1,200.0 million and unamortized identifiable intangible assets not to exceed $10.0 million, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $54.3 million and $28.5 million for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's consolidated financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      GENERAL

      Results of operations for the three and six month periods ended June 30, 2001 are not indicative of the results expected for the full year. In particular, the Company's theme park operations contribute a significant majority of their annual revenue during the period from Memorial Day to Labor Day each year.

      Results of operations for the three and six months ended June 30, 2001 include the results of Enchanted Village only subsequent to its acquisition by the Company on February 2, 2001, of the former Sea World of Ohio only subsequent to its acquisition date, February 9, 2001, and of La Ronde only subsequent to its acquisition date, May 2, 2001. Results for the three and six months ended June 30, 2000 do not include the results of the acquired parks.

      THREE MONTHS ENDED JUNE 30, 2001 VS. THREE MONTHS ENDED JUNE 30, 2000

      Revenue in the second quarter of 2001 totaled $356.5 million compared to $341.1 million for the second quarter of 2000, representing a 4.5% increase, primarily as a result of the inclusion of the three parks acquired subsequent to the 2000 season, as well as an increase in per capita spending. One of the acquired parks, the former Sea World of Ohio, now operates together with the pre-existing adjacent Six Flags facility as a single gate. Excluding the results of the acquired parks in Montreal and Seattle and excluding the increase in revenues at the combined Ohio facility, revenues in the second quarter of 2001 increased approximately 0.7% over the prior-year period.

      Operating expenses for the second quarter of 2001 increased $12.3 million compared to expenses for the second quarter of 2000. Excluding the acquired parks in Montreal and Seattle and excluding the increase in expenses at the combined Ohio facility, operating expenses in the 2001 period decreased $0.6 million (or 0.5%) as compared to the prior-year period.

      Selling, general and administrative expenses for the second quarter of 2001 increased $13.2 million compared to comparable expenses for the second quarter of 2000. Excluding the acquired parks in Montreal and Seattle and excluding the increase in expenses at the combined Ohio facility, selling, general and administrative expenses increased $7.9 million (or 12.9%) as compared to the prior-year period. This increase was primarily due to increases in advertising and insurance expenses and increased real estate taxes.

      Costs of products sold in the 2001 period decreased $0.8 million compared to costs for the second quarter of 2000. As a percentage of theme park food, merchandise and other revenue, costs of products sold in the 2001 period were 19.6%, compared to 21.2% in the prior-year period, reflecting in part the Company's increased use of games and other concession arrangements.

      Depreciation and amortization expense for the second quarter of 2001 increased $5.0 million compared to the second quarter of 2000. The increase compared to the 2000 level was attributable to additional expense associated with the acquired parks, including the former Sea World of Ohio, and, to a lesser extent, the Company's on-going capital program. Interest expense, net (excluding interest expense to Holdings) decreased $12.7 million compared to the second quarter of 2000. The decrease compared to interest expense, net for the 2000 quarter resulted from lower average debt balances and lower average interest rates.

      Equity in operations of theme parks reflects the lease of Six Flags Marine World, the management of all that park and depreciation and amortization expense related thereto. During the second quarter of 2001, the loss from equity in operations of theme parks increased $1.1 million compared to the second quarter of 2000.

      Income tax expense was $14.6 million for the second quarter of 2001 compared to a $22.1 million expense for the second quarter of 2000. The effective tax rate for the second quarter of 2001 was 43.2%, compared to 44.4% for the second quarter of 2000. The Company's quarterly effective tax rate will vary from period-to-period based upon the inherent seasonal nature of the theme park business, as a result of permanent differences associated with goodwill amortization for financial purposes and the deductible portion of the amortization for tax purposes.

      SIX MONTHS ENDED JUNE 30, 2001 VS. SIX MONTHS ENDED JUNE 30, 2000

      Revenue in the first six months of 2001 totaled $391.6 million compared to $372.0 million for the first six months of 2000, representing a 5.3% increase, primarily as a result of the inclusion of the three acquired parks, as well as an increase in per capita spending. Excluding the results of the acquired parks in Montreal and Seattle and excluding the increase in revenues at the combined Ohio facility, revenues in the first six months of 2001 increased approximately 1.6% over the prior-year period.

      Operating expenses for the first six months of 2001 increased $17.9 million compared to expenses for the first six months of 2000. Excluding the acquired parks in Montreal and Seattle and excluding the increase in expenses at the combined Ohio facility, operating expenses in the 2001 period increased $3.1 million (or 1.7%) as compared to the prior-year period.

      Selling, general and administrative expenses for the first six months of 2001 increased $15.0 million compared to comparable expenses for the first six months of 2000. Excluding the acquired parks in Montreal and Seattle and excluding the increase in expenses at the combined Ohio facility, selling, general and administrative expenses increased $7.3 million (or 7.8%) as compared to the prior-year period. This increase was primarily due to increases in advertising and insurance expenses and increased real estate taxes.

      Costs of products sold in the 2001 period decreased $0.3 million compared to costs for the first six months of 2000. As a percentage of theme park food, merchandise and other revenue, costs of products sold in the 2001 period were 19.0%, compared to 20.4% in the prior-year period, reflecting in part the Company's increased use of games and other concession arrangements.

      Depreciation and amortization expense for the first six months of 2001 increased $11.4 million compared to the first six months of 2000. The increase compared to the 2000 level was attributable to additional expense associated with the acquired parks, including the former Sea World of Ohio, and, to a lesser extent, the Company's on-going capital program. Interest expense, net (excluding interest expense to Holdings) decreased $15.8 million compared to the first six months of 2000. The decrease compared to interest expense, net for the first six months of 2000 resulted from lower average debt balances and lower average interest rates.

      Other income (expense) primarily reflects $2.2 million of expense recognized in the first quarter related to the change in fair value of two of the Company's interest rate swap agreements from January 1, 2001 to February 23, 2001 (the date that the interest rate swap agreements were designated as hedging instruments).

      Equity in operations of theme parks reflects the lease of Six Flags Marine World, the management of that park and depreciation and amortization expense related thereto. During the first six months of 2001, the loss from equity in operations of theme parks increased $1.5 million compared to the first six months of 2000.

      Income tax benefit before extraordinary loss was $39.4 million for the first six months of 2001 compared to a $26.4 million benefit for the first six months of 2000. The effective tax rate for the first six months of 2001 was 33.6% compared to 31.5% for 2000. The Company's quarterly effective tax rate will vary from period-to-period based upon the inherent seasonal nature of the theme park business, as a result of permanent differences associated with goodwill amortization for financial purposes and the deductible portion of the amortization for tax purposes.

LIQUIDITY, CAPITAL COMMITMENTS AND RESOURCES

      At June 30, 2001, the Company's indebtedness (excluding advance from Holdings) aggregated $933.9 million, of which approximately $79.9 million matures prior to June 30, 2002. Substantially all of the short-term debt represents borrowings under the working capital revolving credit component of the Credit Facility, which have been paid in full since the close of the quarter. See Note 3 to the Company's Consolidated Financial Statements for additional information regarding the Company's indebtedness.

      During the six months ended June 30, 2001, net cash provided by operating activities was $41.5 million. Net cash used in investing activities in the first six months of 2001 totaled $241.9 million, consisting primarily of the Company's acquisition of the former Sea World of Ohio and La Ronde and, to a lesser extent, capital expenditures. Net cash provided by financing activities in the first six months of 2001 was $227.8 million, representing proceeds of advances by Holdings, offset in part by the tender offer for the 1997 Notes and the repayment of borrowings under the Credit Facility.

      In addition to its obligations under its outstanding indebtedness, the Company has guaranteed the obligations of certain of Holdings' subsidiaries to
(i) make minimum annual distributions of approximately $50.2 million (subject to annual cost of living adjustments) to the limited partners in the Six Flags Over Texas and Six Flags Over Georgia partnerships, (ii) make minimum capital expenditures at each of the partnership parks during rolling five-year periods, based generally on 6% of such park's revenues, and (iii) purchase at specified prices a maximum number of 5% per year (accumulating to the extent not purchased in any given year) of limited partnership units outstanding (to the extent tendered by the unit holders). Cash flows from operations at the parks will be used to satisfy the annual distribution and capital expenditure requirements, before any funds are required from Holdings. At June 30, 2001, Holdings had $70.0 million in a dedicated escrow account available to fund those obligations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The information included in "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of the Company's 2000 Annual Report on Form 10-K is incorporated herein by reference. Such information includes a description of the Company's potential exposure to market risks, including interest rate risk and foreign currency risk. Interest rates, as measured by 90-day LIBOR, have decreased 2.6% from January 1, 2001 to June 30, 2001. However due to the Company's use of interest rate swap agreements, the Company's cash interest obligations have not substantially changed. As of June 30, 2001, there have been no material changes in the Company's market risk exposure from that disclosed in the 2000 Form 10-K.

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

Date: August 13, 2001