Form 10-Q
period 2001-09-30
SIX FLAGS OPERATIONS INC
filed 2001-11-14
CIK 901508

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

                      COMMISSION FILE NUMBER: 333-46897-01

                                   -----------

                            SIX FLAGS OPERATIONS INC.
             (Exact name of Registrant as specified in its charter)

                  DELAWARE                               73-6137714
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
       incorporation or organ
ization)


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

         At November 1, 2001, Six Flags Operations Inc. had outstanding 1,000 shares of Common Stock, par value $.05 per share.

         This Registrant meets with the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

================================================================================

                         PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                            SIX FLAGS OPERATIONS INC.

                           CONSOLIDATED BALANCE SHEETS

                                                SEPTEMBER 30, 2001  DECEMBER 31, 2000
                                                ------------------  -----------------
                                                   (Unaudited)
ASSETS

Current assets:
    Cash and cash equivalents                     $  116,088,000     $   41,950,000
    Accounts receivable                               90,857,000         35,461,000
    Inventories                                       30,469,000         28,556,000
    Prepaid expenses and other current assets         24,303,000         35,839,000
    Receivable from parent company                    27,797,000          4,150,000
                                                  --------------     --------------
       Total current assets                          289,514,000        145,956,000

Other assets:
    Debt issuance costs                               17,930,000         22,688,000
    Deposits and other assets                         55,351,000         56,832,000
                                                  --------------     --------------
       Total other assets                             73,281,000         79,520,000

Property and equipment, at cost                    2,776,569,000      2,551,628,000
    Less accumulated depreciation                    429,003,000        325,574,000
                                                  --------------     --------------
       Total property and equipment                2,347,566,000      2,226,054,000

Investment in theme parks                            107,089,000        100,589,000

Intangible assets, principally goodwill            1,408,853,000      1,343,274,000
    Less accumulated amortization                    190,077,000        147,235,000
                                                  --------------     --------------
       Total intangible assets                     1,218,776,000      1,196,039,000
                                                  --------------     --------------
       TOTAL ASSETS                               $4,036,226,000     $3,748,158,000
                                                  ==============     ==============

                            SIX FLAGS OPERATIONS INC.

                           CONSOLIDATED BALANCE SHEETS

                                                         SEPTEMBER 30, 2001   DECEMBER 31, 2000
                                                         ------------------   -----------------
                                                            (UNAUDITED)
LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Accounts payable                                        $    48,712,000      $    43,845,000
  Accrued liabilities                                          60,958,000           56,582,000
  Accrued interest payable                                     11,925,000           16,131,000
  Accrued interest payable to parent                           15,329,000                 --
  Deferred income                                              29,084,000            8,736,000
  Current portion of long-term debt                             5,225,000            2,401,000
                                                          ---------------      ---------------
     Total current liabilities                                171,233,000          127,695,000

Long-term debt                                                784,930,000        1,281,430,000
Advance from parent                                           500,765,000                 --
Other long-term liabilities                                    55,147,000           37,937,000
Deferred income taxes                                         224,886,000          192,411,000
                                                          ---------------      ---------------
     Total liabilities                                      1,736,961,000        1,639,473,000
                                                          ---------------      ---------------

Stockholder's equity
  Common stock of $.05 par value, 1,000 shares,
  authorized, issued and outstanding at September 30,
  2001 and December 31, 2000                                         --                   --
  Capital in excess of par value                            2,241,446,000        2,093,209,000
  Retained earnings                                           131,913,000           64,065,000
  Accumulated other comprehensive income (loss)               (74,094,000)         (48,589,000)
                                                          ---------------      ---------------
     Total stockholder's equity                             2,299,265,000        2,108,685,000
                                                          ---------------      ---------------
     Total liabilities and stockholder's equity           $ 4,036,226,000      $ 3,748,158,000
                                                          ===============      ===============

See accompanying notes to consolidated financial statements

                            SIX FLAGS OPERATIONS INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

                                                    2001               2000
                                                -------------      -------------
Revenue:
  Theme park admissions                         $ 317,717,000      $ 296,411,000
  Theme park food, merchandise and other          254,067,000        251,028,000
                                                -------------      -------------
         Total revenue                            571,784,000        547,439,000
                                                -------------      -------------

Operating costs and expenses:
  Operating expenses                              146,917,000        137,154,000
  Selling, general and administrative              52,139,000         45,660,000
  Costs of products sold                           48,520,000         51,829,000
  Depreciation and amortization                    49,263,000         45,880,000
                                                -------------      -------------
         Total operating costs and expenses       296,839,000        280,523,000
                                                -------------      -------------
            Income from operations                274,945,000        266,916,000
                                                -------------      -------------

Other income (expense):
  Interest expense - unrelated                    (21,027,000)       (33,159,000)
  Interest expense - parent                       (11,913,000)              --
  Interest income                                     368,000            991,000
  Equity in operations of theme parks               8,821,000          6,399,000
  Other income (expense)                              463,000           (629,000)
                                                -------------      -------------
         Total other income (expense)             (23,288,000)       (26,398,000)
                                                -------------      -------------
             Income before income taxes           251,657,000        240,518,000
Income tax expense                                 97,671,000         93,210,000
                                                -------------      -------------
             Net income                         $ 153,986,000      $ 147,308,000
                                                =============      =============

See accompanying notes to consolidated financial statements

                            SIX FLAGS OPERATIONS INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

                                                             2001               2000
                                                         -------------      -------------
Revenue:
  Theme park admissions                                  $ 527,382,000      $ 497,286,000
  Theme park food, merchandise and other                   436,029,000        422,125,000
                                                         -------------      -------------
     Total revenue                                         963,411,000        919,411,000
                                                         -------------      -------------

Operating costs and expenses:
  Operating expenses                                       341,876,000        314,222,000
  Selling, general and administrative                      160,527,000        139,007,000
  Costs of products sold                                    83,026,000         86,652,000
  Depreciation and amortization                            146,371,000        131,565,000
                                                         -------------      -------------
     Total operating costs and expenses                    731,800,000        671,446,000
                                                         -------------      -------------
          Income from operations                           231,611,000        247,965,000
                                                         -------------      -------------

Other income (expense):
  Interest expense - unrelated                             (70,188,000)       (98,332,000)
  Interest expense - parent                                (32,705,000)              --
  Interest income                                            1,353,000          2,233,000
  Equity in operations of theme parks                        6,228,000          5,341,000
  Other income (expense)                                    (1,607,000)          (494,000)
                                                         -------------      -------------
     Total other income (expense)                          (96,919,000)       (91,252,000)
          Income before income taxes                       134,692,000        156,713,000
Income tax expense                                          58,315,000         66,830,000
                                                         -------------      -------------
     Income before extraordinary loss                       76,377,000         89,883,000
                                                         -------------      -------------
Extraordinary loss on extinguishment of debt, net of
     income tax benefit of $5,227,000 in 2001               (8,529,000)              --
                                                         -------------      -------------
          Net income                                     $  67,848,000      $  89,883,000
                                                         =============      =============

See accompanying notes to consolidated financial statements

                            SIX FLAGS OPERATIONS INC.

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                        SEPTEMBER 30,
                                                           --------------------------------      --------------------------------
                                                               2001               2000               2001               2000
                                                           -------------      -------------      -------------      -------------
Net income                                                 $ 153,986,000      $ 147,308,000      $  67,848,000      $  89,883,000
Other comprehensive income (loss):
   Foreign currency translation adjustment                    20,158,000        (17,650,000)       (11,182,000)       (34,315,000)
   Cumulative effect of change in accounting principle              --                 --           (3,098,000)              --
   Net change in fair value of derivative instruments         (8,140,000)              --          (14,079,000)              --
   Reclassifications of amounts taken to operations            1,455,000               --            2,854,000               --
                                                           -------------      -------------      -------------      -------------

Comprehensive income                                       $ 167,459,000      $ 129,658,000      $  42,343,000      $  55,568,000
                                                           =============      =============      =============      =============

See accompanying notes to consolidated financial statements

                            SIX FLAGS OPERATIONS INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

                                                                                  2001               2000
                                                                              -------------      -------------
Cash flow from operating activities:
     Net income                                                               $  67,848,000      $  89,883,000

   Adjustments to reconcile net income to net cash provided by operating activities (net of effects of acquisitions):
     Depreciation and amortization                                              146,371,000        131,565,000
     Equity in operations of theme parks                                         (6,228,000)        (5,341,000)
     Cash received from theme parks                                               4,173,000         14,719,000
     Extraordinary loss on early extinguishment of debt                          13,756,000               --
     Amortization of debt issuance costs                                          3,315,000          3,566,000
     Loss on sale of fixed assets                                                   166,000               --
     Deferred income tax expense                                                 51,165,000         67,011,000
     Increase in accounts receivable                                            (51,761,000)       (46,777,000)
     Increase (decrease)  in inventories and prepaid expenses                    10,363,000        (15,497,000)
     Decrease in deposits and other assets                                        1,481,000          4,772,000
     Increase in accounts payable, accrued expenses and other liabilities         8,658,000         19,659,000
     Increase in accrued interest payable                                        11,071,000          1,032,000
                                                                              -------------      -------------
           Total adjustments                                                    192,530,000        174,709,000
                                                                                                 -------------
                                                                                                 -------------
                  Net cash provided by operating activities                     260,378,000        264,592,000
                                                                              -------------      -------------

Cash flow from investing activities:
     Additions to property and equipment                                       (134,550,000)      (300,845,000)
     Investment in theme parks                                                   (4,427,000)       (15,980,000)
     Acquisition of theme park assets                                          (132,165,000)              --
     Proceeds from sale of assets                                                    60,000               --
                                                                              -------------      -------------
                  Net cash used in investing activities                        (271,082,000)      (316,825,000)
                                                                              -------------      -------------

Cash flow from financing activities:
     Repayment of debt                                                         (705,154,000)      (306,473,000)
     Proceeds from borrowings                                                   187,000,000        303,000,000
     Capital contributions received                                             147,175,000            286,000
     Increase (decrease) in advance from parent company                         455,946,000         (1,504,000)
                                                                              -------------      -------------
           Net cash provided by (used in) financing activities                   84,967,000         (4,691,000)
                                                                              -------------      -------------
           Effect of exchange rate changes on cash                                 (125,000)        (2,288,000)
                                                                              -------------      -------------
           Increase (decrease) in cash and cash equivalents                      74,138,000        (59,212,000)
Cash and cash equivalents at beginning of period                                 41,950,000        118,011,000
                                                                              -------------      -------------
Cash and cash equivalents at end of period                                    $ 116,088,000      $  58,799,000
                                                                              =============      =============

Supplementary cash flow information:
      Cash paid for interest                                                  $ 101,419,000      $  93,880,000
                                                                              =============      =============
      Cash paid for income taxes                                              $   2,189,000      $        --
                                                                              =============      =============
      Assets acquired through capital leases                                  $  13,869,000      $        --
                                                                              =============      =============

See accompanying notes to consolidated financial statements

                            SIX FLAGS OPERATIONS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       GENERAL -- BASIS OF PRESENTATION

         Six Flags Operations Inc. owns and operates regional theme amusement and water parks. As of September 30, 2001, the Company and its subsidiaries owned or operated 35 parks, including 26 domestic parks, one park in Canada, one park in Mexico and seven parks in Europe. The Company is also managing the construction and development of a theme park in Europe.

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

         The accompanying financial statements for the three and nine months ended September 30, 2001 include the results of Enchanted Village only subsequent to its acquisition by the Company on February 2, 2001, of the former Sea World of Ohio only subsequent to its acquisition date, February 9, 2001, and of La Ronde only subsequent to its acquisition date, May 2, 2001. The accompanying consolidated financial statements for the three and nine months ended September 30, 2000 do not include the results of these parks.

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

         Results of operations for the three and nine month periods ended September 30, 2001 are not indicative of the results expected for the full year. In particular, the Company's theme park operations contribute a significant majority of their annual revenue during the period from Memorial Day to Labor Day each year.

SIX FLAGS OPERATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         DERIVATIVE INSTRUMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge for accounting purposes. The accounting for changes in the fair value of a derivative (that is gains and losses) depends on the intended use of the derivative and the resulting designation. The Company adopted the provisions of SFAS No. 133 as of January 1, 2001. As a result of the adoption, the Company recognized a liability of approximately $4,996,000 and recorded in other comprehensive income (loss) $3,098,000 (net of tax effect) as a cumulative effect of a change in accounting principle, which will be amortized into operations over the original term of the interest rate swap agreements.

         As of January 1, 2001, the Company was a party to three interest swap agreements related to $600,000,000 of term debt that was outstanding under the Company's credit facility. Two of the three interest rate swap agreements contained "knock-out" provisions that did not meet the definition of a derivative instrument that could be designated as a hedge under SFAS 133. From January 1, 2001 to February 23, 2001, the Company recognized in other income (expense) a $3,200,000 expense related to the change in fair value of these two hedges. As of February 23, 2001, the interest rate swap agreements were amended and the knock-out provisions were removed. As of that date and through September 30, 2001, the Company has designated all of the interest rate swap agreements as cash-flow hedges.

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

         During the first nine months of 2001, there were no gains or losses reclassified into operations as a result of the discontinuance of hedge accounting treatment for any of the Company's derivatives.

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

SIX FLAGS OPERATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         The Company does not hold or issue derivative instruments for trading purposes. Changes in the fair value of derivatives that are designated as hedges are reported on the consolidated balance sheet in "Accumulated other comprehensive income (loss)" ("AOCL"). These amounts are reclassified to interest expense when the forecasted transaction takes place.

         Since the critical terms, such as the index, settlement dates, and notional amounts, of the derivative instruments are the same as the terms of the Company's hedged borrowings under the credit facility, no ineffectiveness of the cash-flow hedges was recorded in the consolidated statements of operations.

         As of September 30, 2001, $10,700,000 of net deferred losses on derivative instruments, including the transition adjustment, accumulated in AOCL are expected to be reclassified to operations during the next 12 months. Transactions and events expected to occur over the next twelve months that will necessitate reclassifying these derivatives' losses to operations are the periodic payments that are required to be made on outstanding borrowings. The maximum term over which the Company is hedging exposures to the variability of cash flows for commodity price risk is 18 months.

2.       ACQUISITION OF THEME PARKS

         On December 6, 2000, Holdings acquired all of the capital stock of the company that owns Enchanted Village and Wild Waves ("Enchanted Village"), a water park and children's ride park located near Seattle, Washington, for a purchase price of $19,255,000 paid through issuance of 1,339,223 shares of Holdings common stock. On February 2, 2001, Holdings transferred the stock of the acquired entity to the Company. As of the acquisition date, $4,471,000 of deferred tax liabilities were recognized for the tax consequences attributable to the differences between the financial carrying amounts and the tax basis of Enchanted Village's assets and liabilities. Approximately $4,296,000 of costs in excess of the fair value of the net assets acquired were recorded as goodwill. The transaction was accounted for as a purchase.

         On February 9, 2001, the Company acquired substantially all of the assets used in the operation of Sea World of Ohio, a marine wildlife park located adjacent to the Company's Six Flags Ohio theme park, for a cash purchase price of $110,000,000. The Company funded the acquisition from a portion of the proceeds of a preferred stock offering by Holdings. Approximately $56,807,000 of costs in excess of the fair value of the net assets acquired were recorded as goodwill. The transaction was accounted for as a purchase.

         On May 2, 2001, the Company acquired substantially all of the assets of La Ronde, a theme park located in the City of Montreal for a cash purchase price of Can. $30,000,000 (approximately US $19,600,000 at the exchange rate on such date). The Company has agreed to invest in the park Can. $90,000,000 (approximately US $58,700,000 at that exchange rate) over four seasons commencing in 2002. The Company leased the land on which the park is located on a long-term basis. Approximately U.S. $6,889,000 of costs in excess of the fair value of the net assets acquired were recorded as goodwill. The transaction was accounted for as a purchase.

3.       LONG-TERM INDEBTEDNESS

         (a) On January 31, 1997, Six Flags Operations issued $125,000,000 principal amount of senior notes due January 2007 (the "1997 Notes"). The 1997 Notes are senior unsecured obligations of

SIX FLAGS OPERATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

         (c) On November 5, 1999, Six Flags Theme Parks Inc., a wholly-owned subsidiary of the Company ("SFTP"), entered into a senior credit facility (the "Credit Facility") and, in connection therewith, SFEC merged into Six Flags Operations and SFTP became a subsidiary of Six Flags Operations. The Credit Facility includes a $300,000,000 five-year revolving credit facility (none of which was outstanding at September 30, 2001), a $300,000,000 five-and-one-half-year multicurrency reducing revolver facility (none of which was outstanding at September 30, 2001) and a $600,000,000 six-year term loan (all of which was outstanding at September 30, 2001). Borrowings under the five-year revolving credit facility must be repaid in full for thirty consecutive days each year. The interest rate on borrowings under the Credit Facility can be fixed for periods ranging from one to six months. At the Company's option the interest rate is based upon specified levels in excess of the applicable base rate or LIBOR. The Company has entered into interest rate swap agreements that effectively convert the term loan component of the Credit Facility into a fixed rate obligation through the term of the swap agreements, ranging from March 2003 to December 2003. At September 30, 2001, the weighted average interest rate for borrowings under the term loan was 8.47%.

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

SIX FLAGS OPERATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Holdings, Six Flags Operations and all of Six Flags Operations' domestic subsidiaries and are secured by substantially all of Six Flags Operations' domestic assets and a pledge of the capital stock of the Company.

         The Credit Facility contains restrictive covenants that, among other things, limit the ability of Six Flags Operations and its subsidiaries to dispose of assets; incur additional indebtedness or liens; repurchase stock; make investments; engage in mergers or consolidations; pay dividends, (except that (subject to covenant compliance) dividends will be permitted to allow Holdings to meet cash interest obligations with respect to its senior notes, cash dividend payments on its Preferred Income Equity Redeemable Shares and its obligations to the limited partners in the partnerships that own the Six Flags Over Texas and Six Flags Over Georgia theme parks) and engage in certain transactions with subsidiaries and affiliates. In addition, the Credit Facility requires that Six Flags Operations comply with certain specified financial ratios and tests.

4.       ADVANCE FROM HOLDINGS

         At September 30, 2001, Holdings had advanced on a long-term basis $500,765,000 to Six Flags Operations. Interest accrues on the advance at 10% per annum. Proceeds of the advance were used to fund acquisitions and repay third-party indebtedness. The advance is fully subordinated to all indebtedness of the Company and, in certain circumstances, automatically converts into equity.

5.       COMMITMENTS AND CONTINGENCIES

         In December 1998, a final judgment of $197,300,000 in compensatory damages was entered against SFEC, SFTP, Six Flags Over Georgia, Inc. and Time Warner Entertainment Company, L.P. (TWE), and a final judgment of $245,000,000 in punitive damages was entered against TWE and $12,000,000 in punitive damages was entered against the Six Flags entities. The compensatory damages judgment has been paid and the punitive damages judgment was vacated and remanded by the United States Supreme Court. The judgments arose out of a case entitled SIX FLAGS OVER GEORGIA, LLC ET AL V. TIME WARNER ENTERTAINMENT COMPANY, LP ET AL based on certain disputed partnership affairs prior to Holdings' acquisition of the former Six Flags at Six Flags Over Georgia, including alleged breaches of fiduciary duty. The sellers in the Six Flags acquisition, including Time Warner, Inc., have agreed to indemnify the Company from any and all liabilities arising out of this litigation.

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

SIX FLAGS OPERATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.       BUSINESS SEGMENTS

         The Company manages its operations on an individual park location basis. Discrete financial information is maintained for each park and provided to the Company's management for review and as a basis for decision making. The primary performance measure used to allocate resources is earnings before interest, tax expense, depreciation and amortization ("EBITDA"). All of the Company's parks provide similar products and services through a similar process to the same class of customer through a consistent method. As such, the Company has only one reportable segment-operation of theme parks. The following tables present segment financial information, a reconciliation of the primary segment performance measure to income before income taxes and a reconciliation of theme park revenue to consolidated total revenue. Park level cash expenses exclude all noncash operating expenses, principally depreciation and amortization, and all non-operating expenses.

                                              Three Months Ended                Nine Months Ended
                                        ----------------------------      ----------------------------
                                                September 30,                     September 30,
                                        ----------------------------      ----------------------------
                                           2001             2000             2001             2000
                                        -----------      -----------      -----------      -----------
                                                                 (In thousands)
Theme park revenues                     $   599,354      $   575,701      $ 1,016,605      $   972,395
Theme park cash expenses                    255,350          242,286          608,960          563,722
                                        -----------      -----------      -----------      -----------
Aggregate park EBITDA                       344,004          333,415          407,645          408,673
Third-party share of EBITDA from                                                                 parks
accounted for under
    the equity method                        (4,889)          (7,013)          (7,157)          (7,979)
Amortization of investment in theme
    park partnerships                        (1,395)          (1,953)          (3,988)          (4,003)
Unallocated net expenses, including
    corporate and other expenses             (4,228)          (5,883)         (13,897)         (12,314)
Depreciation and amortization               (49,263)         (45,880)        (146,371)        (131,565)
Interest expense                            (32,940)         (33,159)        (102,893)         (98,332)
Interest income                                 368              991            1,353            2,233
                                        -----------      -----------      -----------      -----------
Income before income taxes              $   251,657      $   240,518      $   134,692      $   156,713
                                        ===========      ===========      ===========      ===========

Theme park revenues                     $   599,354      $   575,701      $ 1,016,605      $   972,395
Theme park revenue from parks
accounted for under the
    equity method                           (27,570)         (28,262)         (53,194)         (52,984)
                                        -----------      -----------      -----------      -----------
Consolidated total revenues             $   571,784      $   547,439      $   963,411      $   919,411
                                        ===========      ===========      ===========      ===========

SIX FLAGS OPERATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         Seven of the Company's parks are located in Europe, one is located in Canada and one is located in Mexico. The following information reflects the Company's long-lived assets and revenue by domestic and international categories for the first nine months of 2001 and 2000.

2001:                                            (In thousands)
----
                                     DOMESTIC     INTERNATIONAL          TOTAL
                                     --------     -------------          -----
Long-lived assets...............     3,143,634          529,797        3,673,431
Revenues........................       817,688          145,723          963,411

2000:                                            (In thousands)
----
                                     DOMESTIC     INTERNATIONAL          TOTAL
                                     --------     -------------          -----
Long-lived assets...............     3,045,613          488,214        3,533,827
Revenues........................       772,363          147,048          919,411

8.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In August 2001, the FASB issued FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," it retains many of the fundamental provisions of that Statement. Statement No. 144 also supersedes the accounting and reporting provisions of AFP Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of by sale, abandonment, or in a distribution to owners or is classified as held for sale. Statement No. 144 is effective for fiscal years beginning after December 15, 2001. Management has determined the adopting of Statement 144 will not have a material impact on the Company's consolidated financial statements.

         In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations." This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Statement No. 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset. Statement No. 143 also requires the enterprise to record the initial obligation as an increase to the carrying amount of the related long-lived asset and to depreciate that cost over the remaining useful life of the asset. The liability is changed at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the initial fair value measurement. Statement No. 143 is effective for fiscal years beginning after June 15, 2002. Management has determined the adopting of Statement 143 will not have a material impact on the Company's consolidated financial statements.

SIX FLAGS OPERATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         In July 2001, the FASB issued Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets." Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria which intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" or Statement 144 upon adoption.

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

         In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill, including investment in theme park partnership goodwill, is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's consolidated statement of operations.

         As of the date of adoption, the Company expects to have unamortized goodwill of approximately $1.2 billion and unamortized identifiable intangible assets not to exceed $10.0 million, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill

SIX FLAGS OPERATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

was $54.3 million and $43.1 million for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's consolidated financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         GENERAL

         Results of operations for the three and nine month periods ended September 30, 2001 are not indicative of the results expected for the full year. In particular, the Company's theme park operations contribute a significant majority of their annual revenue during the period from Memorial Day to Labor Day each year.

         Results of operations for the three and nine months ended September 30, 2001 include the results of Enchanted Village only subsequent to its acquisition by the Company on February 2, 2001, of the former Sea World of Ohio only subsequent to its acquisition date, February 9, 2001, and of La Ronde only subsequent to its acquisition date, May 2, 2001. Results for the three and nine months ended September 30, 2000 do not include the results of the acquired parks.

         THREE MONTHS ENDED SEPTEMBER 30, 2001 VS. THREE MONTHS ENDED SEPTEMBER 30, 2000

         Revenue in the third quarter of 2001 totaled $571.8 million compared to $547.4 million for the third quarter of 2000, representing a 4.4% increase, as a result of the inclusion of the three parks acquired after the 2000 season. One of the acquired parks, the former Sea World of Ohio, now operates together with the pre-existing adjacent Six Flags facility as a single gate. Excluding the results of the acquired parks in Montreal and Seattle and excluding the increase in revenues at the combined Ohio facility, revenues in the third quarter of 2001 decreased approximately 2.6% over the prior-year period (with international revenues translated on a constant currency basis).

         Operating expenses for the third quarter of 2001 increased $9.8 million compared to expenses for the third quarter of 2000. Excluding the acquired parks in Montreal and Seattle and excluding the increase in expenses at the combined Ohio facility, operating expenses in the 2001 period decreased $3.5 million (or 2.6%) as compared to the prior-year period.

         Selling, general and administrative expenses for the third quarter of 2001 increased $6.5 million compared to comparable expenses for the third quarter of 2000. Excluding the acquired parks in Montreal and Seattle and excluding the increase in expenses at the combined Ohio facility, selling, general and administrative expenses increased $4.1 million (or 9.0%) as compared to the prior-year period, primarily due to increases in advertising and insurance expenses and increased real estate taxes.

         Costs of products sold in the 2001 period decreased $3.3 million compared to costs for the third quarter of 2000 and decreased $5.4 million excluding the acquired parks in Montreal and Seattle and excluding the increase at the combined Ohio facility. As a percentage of theme park food, merchandise and other revenue, costs of products sold in the 2001 period were 19.1%, compared to 20.7% in the prior-year period, reflecting in part the Company's increased use of games and other concession arrangements.

         Depreciation and amortization expense for the third quarter of 2001 increased $3.4 million compared to the third quarter of 2000. The increase compared to the 2000 level was attributable to additional expense associated with the acquired parks, including the former Sea World of Ohio, and, to a lesser extent, the Company's on-going capital program. Interest expense, net (excluding interest expense to Holdings) decreased $11.5 million compared to the third quarter of 2000. The decrease compared to interest expense, net for the 2000 quarter resulted from lower average debt balances and lower average interest rates.

         Equity in operations of theme parks reflects the lease of Six Flags Marine World, the management of that park and depreciation and amortization expense related thereto. During the third quarter of 2001, equity in operations of theme parks increased $2.4 million compared to the third quarter of 2000.

         Income tax expense was $97.7 million for the third quarter of 2001 compared to a $93.2 million expense for the third quarter of 2000. The effective tax rate for the third quarter of 2001 and 2000 was 38.8%. The Company's quarterly effective tax rate will vary from period-to-period based upon the inherent seasonal nature of the theme park business, as a result of permanent differences associated with goodwill amortization for financial purposes and the deductible portion of the amortization for tax purposes.

         NINE MONTHS ENDED SEPTEMBER 30, 2001 VS. NINE MONTHS ENDED SEPTEMBER 30, 2000

         Revenue in the first nine months of 2001 totaled $963.4 million compared to $919.4 million for the first nine months of 2000, representing a 4.8% increase, as a result of the inclusion of the three acquired parks. Excluding the results of the acquired parks in Montreal and Seattle and excluding the increase in revenues at the combined Ohio facility, revenues in the first nine months of 2001 decreased approximately 0.6% over the prior-year period (with international revenues translated on a constant currency basis).

         Operating expenses for the first nine months of 2001 increased $27.7 million compared to expenses for the first nine months of 2000. Excluding the acquired parks in Montreal and Seattle and excluding the increase in expenses at the combined Ohio facility, operating expenses in the 2001 period decreased $0.4 million (or 0.1%) as compared to the prior-year period.

         Selling, general and administrative expenses for the first nine months of 2001 increased $21.5 million compared to comparable expenses for the first nine months of 2000. Excluding the acquired parks in Montreal and Seattle and excluding the increase in expenses at the combined Ohio facility, selling, general and administrative expenses increased $11.3 million (or 8.1%) as compared to the prior-year period, primarily due to increases in advertising and insurance expenses and increased real estate taxes.

         Costs of products sold in the 2001 period decreased $3.6 million compared to costs for the first nine months of 2000 and decreased $6.4 million excluding the acquired parks in Montreal and Seattle and excluding the increase in expenses at the combined Ohio facility. As a percentage of theme park food, merchandise and other revenue, costs of products sold in the 2001 period were 19.0%, compared to 20.5% in the prior-year period, reflecting in part the Company's increased use of games and other concession arrangements.

         Depreciation and amortization expense for the first nine months of 2001 increased $14.8 million compared to the first nine months of 2000. The increase compared to the 2000 level was attributable to additional expense associated with the acquired parks, including the former Sea World of Ohio, and, to a lesser extent, the Company's on-going capital program. Interest expense, net (excluding interest expense to Holdings) decreased $27.3 million compared to the first nine months of 2000. The decrease compared to interest expense, net for the first nine months of 2000 resulted from lower average debt balances and lower average interest rates.

         Other income (expense) primarily reflects $1.2 million of net expense related to the change in fair value of two of the Company's interest rate swap agreements from January 1, 2001 to February 23, 2001 (the date that the interest rate swap agreements were designated as hedging instruments).

         Equity in operations of theme parks reflects the lease of Six Flags Marine World, the management of that park and depreciation and amortization expense related thereto. During the first nine months of 2001, equity in operations of theme parks increased $0.9 million compared to the first nine months of 2000.

         Income tax expense was $58.3 million for the first nine months of 2001 compared to a $66.8 million expense for the first nine months of 2000. The effective tax rate for the first nine months of 2001 was 43.3% compared to 42.6% for 2000. The Company's quarterly effective tax rate will vary from period-to-period based upon the inherent seasonal nature of the theme park business, as a result of permanent differences associated with goodwill amortization for financial purposes and the deductible portion of the amortization for tax purposes.

LIQUIDITY, CAPITAL COMMITMENTS AND RESOURCES

         At September 30, 2001, the Company's indebtedness (excluding advances from Holdings) aggregated $790.2 million, of which approximately $5.2 million matures prior to September 30, 2002. See Note 3 to the Company's Consolidated Financial Statements for additional information regarding the Company's indebtedness.

         During the nine months ended September 30, 2001, net cash provided by operating activities was $260.4 million. Net cash used in investing activities in the first nine months of 2001 totaled $271.1 million, consisting of the Company's acquisition of the former Sea World of Ohio and La Ronde and capital expenditures. Net cash provided by financing activities in the first nine months of 2001 was $85.0 million, representing proceeds of advances by Holdings, offset in part by the tender offer for the 1997 Notes and the repayment of borrowings under the Credit Facility.

         In addition to its obligations under its outstanding indebtedness, the Company has guaranteed the obligations of certain of Holdings' subsidiaries to
(i) make minimum annual distributions of approximately $50.2 million (subject to annual cost of living adjustments) to the limited partners in the Six Flags Over Texas and Six Flags Over Georgia partnerships), of which Holdings' subsidiaries are currently entitled to receive approximately $15.9 million by virtue of their ownership of limited partnership units, (ii) make minimum capital expenditures at each of the partnership parks during rolling five-year periods, based generally on 6% of such park's revenues, and (iii) purchase at specified prices a maximum number of 5% per year (accumulating to the extent not purchased in any given year) of limited partnership units outstanding (to the extent tendered by the unit holders). Cash flows from operations at the parks will be used to satisfy the annual distribution and capital expenditure requirements, before any funds are required from Holdings. At September 30, 2001, Holdings had $75.4 million in a dedicated escrow account available to fund those obligations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information included in "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of the Company's 2000 Annual Report on Form 10-K is incorporated herein by reference. Such information includes a description of the Company's potential exposure to market risks, including interest rate risk and foreign currency risk. Interest rates, as measured by 90-day LIBOR, have decreased 3.2% from January 1, 2001 to September 30, 2001. However due to the Company's use of interest rate swap agreements, the Company's cash interest obligations have not substantially changed. As of September 30, 2001, there have been no material changes in the Company's market risk exposure from that disclosed in the 2000 Form 10-K.

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


                                              SIX FLAGS OPERATIONS INC.
                                                    (Registrant)


                                                 /s/ Kieran E. Burke
                                                 -------------------
                                                   Kieran E. Burke
                                        CHAIRMAN AND CHIEF EXECUTIVE OFFICER


                                               /s/ James F. Dannhauser
                                               -----------------------
                                                 James F. Dannhauser
                                               CHIEF FINANCIAL OFFICER


Date: November 13, 2001